Form 10QSB
period 1998-06-30
SENIOR RETIREMENT COMMUNITIES INC
filed 1998-08-14
CIK 1053649

SECURITIES AND EXCHANGE COMMISSION


                               Washington, D.C. 20549


                                      FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                           FOR QUARTER ENDED JUNE 30, 1998

                         Senior Retirement Communities, Inc.
               -----------------------------------------------------
               (Exact name of registrant as specified in its charter)


               Louisiana                                   72-1394159
      ------------------------------                ----------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                  Identification Number)




               507 Trenton Street, West Monroe, Louisiana 71291
        -----------------------------------------------------------
              (Address of principal executive offices)(Zip code)

       Registrant's telephone number, including are code (318) 323-2115


Number of share outstanding of each of the registrant's class of common shares and preferred shares, as of June 30, 1998

             Common Shares 624,410 par value     $ .10  per share:
             Preferred shares 425,000 par value  $1.00  per share:


-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report) and (2) has subject to such filing requirements for the past ninety (90) days.

                       Yes   X          No
                          -------          ------

                     Senior Retirement Communities, Inc.
                                Form 10-QSB
                            TABLE OF CONTENTS
                            -----------------

Part 1: Financial Information                                      Page
-----------------------------


Item 1. Financial Statements (Unaudited)

     Balance Sheets as of June 30, 1998 (unadited) and
     December 31, 1997 (Audited).................................    2

     Statements of Income for the six months ended
     June 30, 1998 and for period from September 10,
     1997 (Inception) to June 30, 1998...........................    3

     Statement of Retained Earnings for the six months
     ended June 30, 1998 and for period from September
     10, 1997 (Inception) to June 30, 1998.......................    4

     Statements of Cash Flows for the six months ended
     June 30, 1998 and for period from September 10,
     1997 (Inception) to June 30, 1998............................   5-6

     Notes to Financial Statements................................   7-14

Item 2. Management's Discussion ..................................   15-18


Part II: Other Information
--------------------------

Item 1.  Legal Proceedings........................................   19

Item 2.  Changes in Securities....................................   19

Item 3.  Defaults Upon Senior Securities..........................   19

Item 4.  Submission of Matters to a Vote of Security Holders......   19

Item 5.  Other Information........................................   19

Item 6.  Other Matters............................................   20

Item 7.  Exhibits and reports on Form 8-K.........................   20

                      SENIOR RETIREMENT COMMUNITIES, INC.
                        ( A Development Stage Company )
                              FINANCIAL STATEMENT
                                 June 30, 1998

                            Senior Retirement Communities, Inc.
                                    Financial Statement
                                        June 30, 1998


                                     Table of Contents
                                     -----------------

                                                                Page
FINANCIAL STATEMENTS:
     Report                                                       1
     Balance Sheet                                                2
     Statement of Income                                          3
     Statement of Retained Earnings                               4
     Statement of Cash Flows                                      5
     Notes to Financial Statements                                7

To the Board of Directors and Shareholders
Senior Retirement Communities, Inc.
West Monroe, Louisiana


The accompanying balance sheet of Senior Retirement Communities, Inc.
( A Development Stage Company ) as of June 30, 1998 and December 31, 1997 and the related statement of income, retained earnings and cash flows for the six months then ended, and for the period from September 10, 1997 ( Date of Inception ) to June 30, 1998 were prepared internally from the books and records of Senior Retirement Communities, Inc. These financial statements were not audited or reviewed.


Joanne Caldwell-Bayles
President, Senior Retirement Communities, Inc.

August 6, 1998

                          Senior Retirement Communities, Inc.
                            ( A Development Stage Company )
                                     Balance Sheet
                                     June 30, 1998

ASSETS                                     Six months ended
                                            June 30, 1998    Dec. 31,1997

Current assets:
     Cash                                   $      11,133   $         352
     Prepaid insurance                              4,125           4,125
                                             ------------    ------------
     Total current assets                          15,258           4,477
                                             ------------    ------------
Property, plant and equipment
     Building construction in progress          2,228,397         716,307
     Land                                       1,626,500         635,000
                                             ------------    ------------
     Total property, plant and equipment        3,854,897       1,351,307
                                             ------------    ------------
Other assets:
     Deposits                                       4,000           2,000
     Deferred charges                             441,782         120,000
                                             ------------    ------------
     Total other assets                           445,782         122,000
                                             ------------    ------------

                                            $   4,315,937   $   1,477,784
                                             ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Bank overdraft                         $           0   $      21,405
     Notes payable                              2,418,737         450,000
                                             ------------    ------------
     Total current liabilities                  2,418,737         471,405
                                             ------------    ------------
Other liabilities:
     Due to stockholders and affiliates           229,322          58,200
                                             ------------    ------------
Stockholders' Equity
     Common stock, $ .10 par value,
      1,500,000 shares authorized,  624,410
      shares issued and outstanding                62,441          47,441
     Preferred stock, $ 1 par value,
      425,000 shares authorized,  425,000
      shares issued and outstanding               425,000               0
     Additional paid in capital                 1,186,379         901,379
     Retained earnings ( deficit )
      accumulated During the development
      stage                                        (5,942)           (641)
                                             ------------    ------------
   Total stockholder's equity                   1,667,878         948,179
                                             ------------    ------------

                                            $   4,315,937   $   1,477,784
                                             ------------    ------------

See accompanying notes.
                                                                       -3-

                     Senior Retirement Communities, Inc.
                       ( A Development Stage Company )

                             Statement of Income

For the Six Months ended June 30, 1998 and the Period from September 10, 1997 (Date of Inception ), to June 30, 1998


                                                         September 10, 1997
                                     Six Months Ended     (Inception ) to
                                      June 30, 1998        June 30, 1998

Revenues                              $           0       $          0
                                       ------------        -----------
Operating expenses
     Advertising                                  6                  6
     Bank charges                                35                186
     Casual labor                               174                554
     Donations                                  150                150
     Dues and subscriptions                     250                250
     Education                                1,266              1,266
     Insurance                                  107                107
     Legal and accounting                       210                210
     Permits                                     75                 75
     Printing                                   272                382
     Taxes                                    2,581              2,581
     Travel and entertainment                   175                175
                                       ------------        -----------
     Total operating expenses                 5,301              5,942
                                       ------------        -----------
Net income  (loss)                    $      (5,301)      $     (5,942)



See accompanying notes.

                         Senior Retirement Communities, Inc.
                           ( A Development Stage Company )

                     Statement of Retained Earnings ( Deficit )

For the Six Months ended June 30, 1998 and the Period from September 10, 1997 ( Date of Inception), to June 30, 1998


                                                         September 10, 1997
                                      Six Months Ended    (Inception )  to
                                       June 30, 1998        June 30, 1998

Beginning retained earnings           $         (641)    $            0

Net income  (loss)                            (5,301)            (5,942)
                                       -------------      -------------
Ending retained earnings (deficit)    $       (5,942)    $       (5,942)
                                       -------------      -------------

See accompanying notes.

                       Senior Retirement Communities, Inc.
                         ( A Development Stage Company )

                            Statement of Cash Flows

For the Six Months ended June 30, 1998 and the Period from September 10, 1997 (Date of Inception ), to June 30, 1998

                                               Six          September 10,
                                           Months Ended         1997
                                             June 30,       (Inception) to
                                              1998          June 30, 1998
Cash flows from operating activities:
     Cash paid to suppliers and employees  $      (5,301)   $     (10,067)
                                            ------------     ------------
    Net cash provided (used) by operations        (5,301)         (10,067)
                                            ------------     ------------
Cash flows from investing activities
     Acquisitions land                          (991,500)      (1,626,500)
     Payments towards construction            (1,512,090)      (2,228,397)
     Payments of deposits                         (2,000)          (4,000)
     Payment of deferred charges                (321,782)        (441,782)
                                            ------------     ------------
     Net cash provided by (applied to)
     Investing activities                     (2,827,372)      (4,300,679)
                                            ------------     ------------
Cash flows from financing activities
     Issuance of common stock                    300,000        1,248,820
     Issuance of preferred stock                 425,000          425,000
     Interim construction loans                1,968,737        2,418,737
     Loans from stockholders and affiliates      171,122          229,322
                                            ------------     ------------
    Net cash provided by (applied to)
    financing activities                       2,864,859        4,321,879
                                            ------------     ------------

Net increase (decrease) in cash                   32,186           11,133

Cash at the beginning of the period              -21,053                0
                                            ------------     ------------

Cash at the end of the period              $      11,133    $      11,133
                                            ------------     ------------




See accompanying notes.

                         Senior Retirement Communities, Inc.
                           ( A Development Stage Company )

                               Statement of Cash Flows

For the Six Months ended June 30, 1998 and the Period from September 10, 1997 (Date of Inception), to June 30, 1998

                                                Six         September 10,
                                             Months Ended       1997
                                               June 30,     (Inception) to
                                                1998        June 30, 1998

Reconciliation of net income to net cash provided by operations:

Net income                                   $     (5,301)    $     (5,942)

Adjustments to reconcile net income to cash
   Provided by operations
      Payment of insurance deposits                     0           (4,125)
                                              -----------      -----------

   Net cash provided (used) by operations    $     (5,301)    $    (10,067)
                                              -----------      -----------


See accompanying notes.
                                                                          -7-

                             Senior Retirement Communities, Inc.
                               ( A Development Stage Company )

                                Notes to Financial Statements


Note 1 -  Summary of Significant Accounting Policies

Nature of Business

The Company is a Louisiana corporation established to develop assisted living center and dementia facilities for the housing and care of senior citizens in Ruston, Bossier City, Shreveport, Minden and West Monroe, Louisiana.

Basis of Accounting

The Company uses the accrual basis of accounting and will utilize a calendar year for all reporting purposes.

Income Taxes

The company is treated as a corporation for federal income tax purposes.

Property, Buildings, Equipment, and Depreciation

Buildings and equipment are stated at cost and are to be depreciated by the straight- line method over their estimated economic lives. Buildings shall include capitalized construction period interest which will be treated as a component cost of the building and depreciated over the same economic life as the building. Some of the land was acquired in a series of tax free exchange in return for shares of the Company's common stock (Note 5). Consequently, the Company's tax basis in those properties for income tax purposes is the stockholder's basis.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

                       Senior Retirement Communities, Inc.
                         ( A Development Stage Company )

                          Notes to Financial Statements



Note 1- Summary of Significant Accounting Policies- (continued)

Deferred Charges

Deferred charges represents the costs associated with obtaining long- term financing for the care facilities of the Company. These costs are to be amortized over the life of the bonds using the effective interest rate method.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring adjustments ) considered necessary for a fair presentation of the unaudited interim financial statements have been included. Operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB.

Certain reclassifications have been made to previously reported amounts to conform with the current presentation.

Note 2 - Related Party Transactions

The company acquired 6 acres of land at the Ruston location with an estimated fair market value of $ 450,000 in a transaction with one of its stockholders in exchange for 77,500 shares of common stock and by assuming a debt of $200,000, which is reflected as a due to stockholders and affiliates. This transaction would have resulted in a gain to the transferring shareholder of approximately $ 95,000 had it not been a tax free exchange. This land is included on the balance sheet at a value of $ 355,000 which is the transferring shareholder's basis in this property.

                        Senior Retirement Communities, Inc.
                          ( A Development Stage Company )

                           Notes to Financial Statements


Note 2- Related Party Transactions - (continued)

The company acquired 20 acres of land at the Ruston location with an estimated fair market value of $ 250,000 in a transaction with one of its stockholders in exchange for 40,000 shares of common stock. This transaction would have resulted in a gain to the transferring shareholder of approximately $ 170,000 had it not been a tax free exchange. This land is included on the balance sheet at a value of $ 80,000 which is the transferring shareholder's basis in this property.

The company acquired land at the West Monroe location with an estimated fair market value of $ 200,000 in a transaction with one of its stockholders in exchange for 100,000 shares of common stock. This transaction would have resulted no gain to the transferring shareholder had it not been a tax free exchange.

The Company has entered into a construction contract in the amount of $ 2,750,000 with one of the shareholders to construct the Ruston facility. The contract calls for the cash payments of $ 2,500,000 during the building of the facility as approved by the contract engineer and the issuance of an additional 125,000 shares of common stock at the completion of the project, such stock issuance to represent the builders profit in the project. As of June 30, 1998 $ 1,191,873 has been paid on this contract.

The Company has entered into a construction contract in the amount of $1,225,000 with one of the shareholders to construct the Shreveport facility. The contract calls for the cash payments during the building of the facility as approved by the contract engineer. As of June 30, 1998 $ 78,595 has been paid on this contract.

The Company has entered into a construction contract in the amount of $2,200,000 with one of the shareholders to construct the Bossier City facility. The contract calls for the cash payments during the building of the facility as approved by the contract engineer. As of June 30, 1998 $ 104,635 has been paid on this contract.

Due to stockholder and affiliates consist of amounts advanced by stockholders and other related entities.

                          Senior Retirement Communities, Inc.
                           ( A Development Stage Company )

                            Notes to Financial Statements


Note 3 - Deferred Charges

Deferred charges are summarized as follows:
     Loan fees       $441,782
The loan fees are to be amortized as interest expense over the life of the related loan by use of the interest method.

Note 4 - Notes Payable

Notes payable at June 30, 1998 consists of the following:
     1.  Church Loans           $ 1,452,577
     2.  Church loans               379,680
     3.  Church loans               384,480
     4.  First Republic Bank        202,000
                                 ----------
Total                           $ 2,418,737
                                 ----------

1. Note payable to Church Loans, dated December 1, 1997. This note is to provide the funding for the construction of the Ruston location in an amount not to exceed $ 2,700,000. The loan is to be repaid from the permanent financing of the project through the proposed issuance of bonds. This note calls for the payment of interest at a rate of prime ( as published in the Wall Street Journal plus two per cent but in no case shall the rate be less than ten and one- half per cent per annum. The lender shall maintain a first mortgage position on the Ruston location until such time as the bonds are sold. At that time Church Loans will maintain a co- first mortgage position for any amounts which are not liquidated by the bond proceeds.

2. Note payable Church Loans, dated April 28, 1998. This note is to provide the funding for the construction of the Bossier City location in an amount not to exceed $2,200,000. The loan is to be repaid from the permanent financing of the project through the proposed issuance of bonds. This note calls for the payment of interest at a rate of prime ( as published in the Wall Street
Journal plus two per cent but in no case shall the rate be less than ten and one- half per cent per annum. The lender shall maintain a first mortgage position on the Bossier City location until such time as the bonds are sold.
At that time Church Loans will maintain a co- first mortgage position for any amounts which are not liquidated by the bond proceeds.

                          Senior Retirement Communities, Inc.
                            ( A Development Stage Company )

                             Notes to Financial Statements

Note 4 - Notes Payable - (continued)

3. Note payable Church Loans, dated April 28, 1998. This note is to provide the funding for the construction of the Shreveport location in an amount not to exceed $ 1,845,000. The loan is to be repaid from the permanent financing of the project through the proposed issuance of bonds. This note calls for the payment of interest at a rate of prime ( as published in the Wall Street Journal plus two per cent but in no case shall the rate be less than ten and one- half percent per annum. The lender shall maintain a first mortgage position on the Shreveport location until such time as the bonds are sold.
At that time Church Loans will maintain a co- first mortgage position for any amounts which are Not liquidated by the bond proceeds.

4. Note payable First Republic Bank, dated April 30, 1998 represents a loan in the amount of $ 202,000 secured by a first mortgage on a 9.72 acre tract of land at the proposed Minden location. This loan requires monthly interest payments based on interest at the rate of ten per cent per annum with the principal due November 1, 1998.

Through June 30, 1998 the Company has incurred $ 46, 705 of interest expense, all of which has been treated as construction period interest and included as part of the Building construction on progress on the balance sheet.

Note 5 - Issuances of Common Stock

The Company was formed September 10, 1997. The Company has issued Common stock totaling 624,410 shares of $ .10 par value in exchange for Property and cash as follows:

                                                          Total Issue
        Description                             Shares       Amount

1.  Certificate number 1 issued in              20,417     $  40,834
    exchange for cash

2.  Certificate number 2 issued in exchange     85,896     $ 171,792
    for services rendered in connection with
    developing the plans for construction for
    the Ruston location and a deposit on the
    plans for the Bossier City, Shreveport,
    Minden, and West Monroe locations


                        Senior Retirement Communities, Inc.
                          ( A Development Stage Company )

                           Notes to Financial Statements


Note 5 - Issuance of Common Stock - (continued)

3.  Certificate number 3 issued in exchange     20,417        40,834
    for cash

4.  Certificate number 4 issued in exchange     77,500       155,000
    for the equity in 6 acres of land at the
    Ruston location.

5.  Certificate number 5 issued in exchange     40,000        80,000
    for 20 acres of land at the Ruston location.

6.  Certificate number 6 issued in exchange     57,264       114,528
    for services rendered in connection with
    developing the plans for construction
    for the Ruston location and a deposit on
    the plans for the Bossier City, Shreveport,
    Minden, and West Monroe locations

7.  Certificate number 7 issued in exchange     20,416        40,832
    for cash

8.  Certificate number 8 issued in exchange    100,000       200,000
    for land at the West Monroe location.

9.  Certificate number 9 issued in exchange     52,500       105,000
    for cash.

10. Certificate number 10 issued in exchange   150,000       300,000
    for services rendered in connection with
    developing the plans for construction for
    the Ruston, Bossier City, and Shreveport
                                               ---------------------
    Totals                                     624,410    $1,248,820
                                               =======     =========

The Company has also reserved 102,440 shares of Common Stock to be issued at the completion of the services described above relative to certificates 2 and 6.

                       Senior Retirement Communities, Inc.
                        ( A Development Stage Company )

                         Notes to Financial Statements


Note 6 - Issuances of Prefered Stock

In April of 1998 the Company issued 425,000 shares of preferred stock in connection with a purchase of land for the Bossier City, Louisiana location. The stock certificates were issued as follows:

             Description                          Shares          Amount
1.  Certificate number 1 issued in               100,000        $  100,000
    exchange for land
2.  Certificate number 2 issued in               100,000        $  100,000
    exchange for land
3.  Certificate number 3 issued in               100,000        $  100,000
    exchange for land
4.  Certificate number 4 issued in               100,000        $  100,000
    exchange for land
5.  Certificate number 5 issued in                25,000        $   25,000
    exchange for land
                                                 =======         =========
    Totals                                       425,000        $  425,000


The preferred stock issued accrues dividends at the rate of four per cent per year for each of the first two years, then six per cent per year for the next two years then at eight per cent per year for the final two years. The preferred stock is callable at the Company's option and shall be redeemed at the end of the sixth year if still outstanding. The preferred shareholders have an option to purchase common stock at a twenty per cent discount at any time within eight years of the preferred stock issue date if the Company issues additional common stock through a public offering.

Note 7 - Development Stage Operations

The Company has begun construction of the Ruston, Shreveport, and Bossier City facilities. Ruston has an estimated completion date of late 1998, while Shreveport and Bossier City are scheduled to open in early 1999. The expenditures related to this project are reflected as building construction in progress on the balance sheet.

                        Senior Retirement Communities, Inc.
                          ( A Development Stage Company )

                           Notes to Financial Statements


Note 8 - Income Taxes

As discussed in notes 2 and 4, the Company was incorporated and capitalized during the period from September 10, 1997 to June 30, 1998.

Note 9 - Subsequent Events

Effective June 23, 1998, the Company was approved to issue $9,000,000 of bonds which are to become the permanent financing for the projects under construction reflected in this financial statement. As of June 30, 1998, these bonds are in the process of being printed and readied for sale. The proceeds of these bond sales will be used to liquidate the construction loans noted in note 4.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     As of June 30, 1998, the Company had under construction three assisted living facilities ("ALFs") containing 134 units. There are 48 memory disorder units primarily for the support of individuals suffering from Alzheimer's and related disorders. The balance of the 86 units is designed for more traditional assisted living units. The units under construction are located in Ruston, Louisiana (48 assisted living units and 12 independent living units), Bossier City, Louisiana (36 assisted living units and 24 Alzheimer's and related disorder units) and Shreveport, Louisiana (24 Alzheimer's and related disorder units). Ruston ALF is scheduled to open in early fall 1998. Bossier City and Shreveport ALF's are scheduled to open in January 1999.

     Once constructed, these facilities will be managed pursuant to a Management Contract. On September 10, 1997 the company entered into a Management Agreement (the "Management Agreement") with the Forsythe Group,
Inc (the "Manager"), a company owned and controlled by Joanne M. Caldwell-Bayles the President and principle shareholder of the company. The Management Agreement extends to each of the facilities being financed as a result of the sale of the bonds. Pursuant to the term of the Management Agreement, the Forsythe Group, Inc. as agent of the company will perform all services incidental to the operation of the facility, including hiring of employees, collection of payments, the paying of expenses, receiving governmental permits and compliance thereof, marketing, preparing budgets, and in general, all activities that are associated with the management of the facilities. The Manager will account to the Company as its agent for the services rendered.

     The employees of each facility will be employees of the Company. The Manager will have no authority to make any disbursement in excess of $15,000.00, unless specifically authorized by the Company, nor may the Manager incur any liability, which will require more than one year of payment.

     The Company will pay the Manager $1,500 per month or seven percent (7%) of the gross collections of the facility, whichever is greater. Prior to the opening date of the facility, the Manager shall be entitled to receive $1,500.00 per month. The Management Agreement continues until January 1, 2010, and may be terminated by the mutual consent of the parties for cause if the Manager shall fail to perform any of its duties pursuant to the Management Agreement, or in the event of Manager's bankruptcy.

     Other than matters regarding operations of the facility, the Manager has no authority over the conduct of the affairs of the Company or its Management or operations.

     The Company also owns approximately 34 acres of land, which are located in Ruston (20 acres), Shreveport (2 acres), Minden (9 acres), West Monroe (3acres),

Louisiana. These lands are being maintained for future development as senior health care related housing. Negotiations are underway to lease a part of the Minden land for the development of an assisted living facility by an affiliated Company. Studies are underway to determine the feasibility of an assisted living facility on the 2 acres in Shreveport. The 2 acres in Shreveport is part of the security for the series 1998-III bonds. If any additional facility is to be built on this site, it would require an amendment to series 1998-III, if the land was to be released from the co- first mortgage or the 1998-III series would have to be amended to increase the indebtedness if financing would be required to build the additional facility. The Ruston, Minden, and West Monroe, Louisiana property are not security for any of the 1998 series of bonds.

     The Company continues to finance the expansion and development by a combination of private placement of Common Stock, and Preferred Stock as well as the public offering of First Mortgage Bonds. In April 1998 the Company purchased approximately 6 acres of land for $ 525,000, paying $100,000 in cash and the issuing 425,000 shares of $1.00 par value Preferred Stock. This property is the location on which it is building the Bossier City, Louisiana facility. The Preferred Stock is accruing dividends at a rate of 4% for the first two years, 6% for the second two years, and 8% for the final two years. The dividends are based solely on the initial outstanding principal balance. The Preferred Stock shall be redeemed in full at the end of the fifth year for the total sum including accrued dividends. It is callable at any time at the option of the company. The holders of the Preferred Stock also have the right to purchase $525,000 of the common stock at a 20% discount if and when the Company issues additional Common Stock in the form of a public offering, if done so within 8 years of date of issue of the Preferred Stock.

The only operations of the Company at this time are the construction of the ALF's described above. It is anticipated that the Ruston, Louisiana ALF will be in operation in early fall 1998. Shreveport and Bossier City, Louisiana ALF's should be completed and opened in early winter 1999.


FINANCIAL CONDITION, CHANGES IN FINANCIAL CONDITON AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources

     The Company receives funds for construction and operations from three sources. Those sources are: sale of Bonds as set forth in the prospectus dated, construction loans from Church Loans and Investments Trust (Co-First Mortgage) and credit lines supplied by The Forsythe Group, Inc.

     The source and use of the proceeds from the sale of bonds is divided into three series. Series 1998-I in the amount of $3,685,000.00 (Co- First Mortgage Bonds) is dedicated for cost related to the Ruston, Louisiana facility. Series 1998-II in the amount of $3,470,000.00 (Co- First Mortgage Bonds) is dedicated for cost related to the Bossier City facility. Series 1998-III in the amount of $1,845,000.00 (Co- First Mortgage Bonds) is dedicated for cost related to the Shreveport facility. The actual use of proceeds is set forth on page 13 of the prospectus dated June 23, 1998.

     The construction of the facilities are being financed through the sale of Co- First Mortgage Bonds as set forth in the prospectus dated June 23, 1998 and construction loans provided by Church Loans and Investments Trust. Church Loans and Investments Trust is committed to loan all the funds necessary for
the construction of the ALF's.   As the bonds are sold they will be used to
pay the amounts owed to the construction lender and if the construction lender is paid in full before construction is completed, the remainder of the funds received through the sale of the bonds will be used for the financing of the remainder of the construction. The first proceeds from the sale on bonds will be applied to underwriting concessions, offering cost, and initial operating fund payments; thereafter bond sale proceeds will be used to pay Church Loans and Investments Trust for its portion of the Co- First Mortgage, if any is due.

     During the construction period the company primarily relies on Construction funding from Church Loans and Investments Trust and Credit lines from The Forsythe Group, Inc. Failure of either source of funding would have adverse results on the Company. In that case construction would have to rely on the sale of the Bonds which would cause delays in construction. Failure of the Bonds to be sold would require the Company to depend on the Construction Loan to be converted to a permanent loan. The Company and Church Loans and Investments Trust have agreed that in the event of the failure of the Bonds to sell, then in that event the Construction Loan would be covered to a permanent loan.

     After completion of construction, the Company believes it will operate at a deficit. Therefore liquidity will be a problem. The Company is and will be dependent upon The Forsythe Group, Inc. for operating short fall funds. At this time The Forsythe Group, Inc. has the resources to provide the anticipated funds, as needed. The Company is dependent upon the continued stable economic environment in order to be successful.

Major Changes in Financial Condition

     The Major changes in financial condition between Dec 31, 1997 and June 30, 1998 is as follows:

1. Building, plant, and equipment increased by $1,512,090 due to the construction in progress in Ruston, Bossier City and Shreveport, Louisiana. Land for development owned by the Company increased by $1,968,737. Notes payable increased by $1,968,737. The funds produced from the Notes payable was used to pay for buildings under construction, equipment use in the construction of building under construction, and land for present and possible future construction of ALF's.

2,   Other Liabilities increased by $171,122 as a result of loans from The
Forsythe Group, Inc. These funds were used in the construction process and in the promotion and marketing, in anticipation of the opening of the Ruston, Louisiana ALF in early fall 1998.

3. Preferred stock in creased by $425,000. In April 1998 the company purchased approximately 6 acres of land for $ 525,000, paying $100,000 in cash and the issuing 425,000 shares of $1.00 par value Preferred Stock.

4. Total equity increased by $719,699 as a result of the issuance of the preferred stock discussed in paragraph 3, above and the issuance of Common stock as set forth in note 2 of the financial report on page 8 of this report.

     The future success of the Company is dependent upon many factors, including a stable economy, the continued support of The Forsythe Group, Inc., stable Management, and availability of the staff for each ALF. Management is in the process of developing a management team which it feels will be able to provide the services to the communities in which they are being built.

                     Senior Retirement Communities, Inc.
                           Attachments to Form 10-QSB

Part II - Other Information

     Item 1.  Legal proceedings

              None

     Item 2.  Change in Securities

              Common Stock
              On May 18, 1998, the Company issued certificate number 100 for 150,000 shares to the Forsythe Group in exchange for services rendered On the plans and specifications for the Bossier City and Shreveport Locations.

              Preferred Stock
              On April 24, 1998, the Company issued certificates number 1 through 5 Totaling 425,000 shares to Patterson Insurance in addition to $ 100,000 Cash in payment of the land for the land for the Bossier City location.

     Item 3.  Defaults Upon Senior Securities

              None

     Item 4.  Submission of Matters to a Vote of Security Holders

              None

     Item 5.  Other Information

              Real Estate Acquisitions

              On April 30, 1998, the Company acquired land for a proposed facility in Minden, Louisiana for cash in the amount of $ 200,000.

              On April 27, 1998, the Company acquired land for a proposed facility in Shreveport, Louisiana for cash in the amount of $ 266,500.

              On April 24, 1998, the Company acquired land for a proposed facility in Bossier City, Louisiana for cash in the amount of $ 100,000 and the Issuance of 425,000 shares of preferred stock for a total consideration Of $525,000.


     Item 6:  Other Matters

              In its prospectus to potential buyers of the bonds to be issued, the Company stated that all positions requiring skilled personnel would be filled with people holding Nursing degrees. The Company has found that people holding gerontology degrees or those who have been trained in gerontology are also qualified to hold many of the positions and in many cases are more qualified than are the nursing graduates. Due to this discovery, some of the positions presented in the Prospectus projected to be staffed with nursing graduates will instead be staffed Gerontology graduates or those who have been trained in gerontology in order to provide better quality services to those being served.

     Item 7.  Exhibits and reports on Form 8-K

              None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Senior Retirement Communities, Inc. (Registrant)


By: /S/Joanne M. Caldwell-Bayles
       President , Finance and Treasurer