Form 10QSB
period 1998-09-30
SENIOR RETIREMENT COMMUNITIES INC
filed 1998-11-10
CIK 1053649

                         SECURITIES AND EXCHANGE COMMISSION


                              Washington, D.C. 20549


                                    FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                       FOR QUARTER ENDED SEPTEMBER 31, 1998

                         Senior Retirement Communities, Inc.
     ----------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


              Louisiana                               72-1394159
    --------------------------------          ----------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification
     incorporation or organization)                     Number



              507 Trenton Street, West Monroe, Louisiana 71291
        -----------------------------------------------------------
             (Address of principal executive offices)(Zip code)

      Registrant's telephone number, including are code (318) 323-2115


Number of share outstanding of each of the registrant's class of common shares and preferred shares, as of September 31, 1998

      Common Shares 624,410 par value     $ .10 per share:
      Preferred shares 425,000 par value  $1.00 per share:

------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report) and (2) has subject to such filing requirements for the past ninety (90) days.


                       Yes  X     No
                          -----      ------

                   Senior Retirement Communities, Inc.
                             Form 10-QSB
                         TABLE OF CONTENTS

Part 1: Financial Information                                          Page

Item 1. Financial Statements (Unaudited)

     Balance Sheets as of September 30, 1998 (unadited)
     and December 31, 1997 (Audited).................................   2

     Statements of Income for the three months and nine months
     ended September 30, 1998........................................   3

     Statement of Retained Earnings for the three months and
     nine months ended September 30, 1998............................   4

     Statements of Cash Flows for the three months and nine
     Months ended September 30, 1998.................................  5-6

     Notes to Financial Statements...................................  7-15

Item 2. Plan of Operations ..........................................  16-19


Part II: Other Information

Item 1.  Legal Proceedings...........................................  19

Item 2.  Changes in Securities.......................................  19

Item 3.  Defaults Upon Senior Securities.............................  19

Item 4.  Submission of Matters to a Vote of Security Holders.........  20

Item 5.  Other Information...........................................  20

Item 6.  Other Matters...............................................  20

Item 7.  Exhibits and reports on Form 8-K ...........................  20

                     SENIOR RETIREMENT COMMUNITIES, INC.

                             FINANCIAL STATEMENT

                             SEPTEMBER 30, 1998

                     Senior Retirement Communities, Inc.
                             Financial Statement
                             September 30, 1998





                              Table of Contents



FINANCIAL STATEMENTS:                               Page
     Report                                           1
     Balance Sheets                                   2
     Statements of Income                             3
     Statements of Retained Earnings                  4
     Statements of Cash Flows                         5
     Notes to Financial Statements                    7

To the Board of Directors and Shareholders
Senior Retirement Communities, Inc.
West Monroe, Louisiana


The accompanying balance sheets of Senior Retirement Communities, Inc.
( A Development Stage Company) as of September 30, 1998 and December 31, 1997 and the related statements of income, retained earnings and cash flows for the three and nine months then ended were prepared internally from the books and records of Senior Retirement Communities, Inc. These financial statements were not audited or reviewed.


Joanne Caldwell-Bayles
President, Senior Retirement Communities, Inc.

October 20, 1998

                       Senior Retirement Communities, Inc.
                                Balance Sheets

ASSETS                                  September 30,      December 31,
                                          1998               1997
Current assets:
     Cash                                 $  1,076,175     $        352
     Prepaid insurance                           4,125            4,125
                                           -----------      -----------
     Total current assets                    1,080,300            4,477
                                           -----------      -----------
Property, plant and equipment
     Building construction in progress       4,524,264          716,307
     Land                                    1,626,500          635,000
                                           -----------      -----------
     Total property, plant and equipment     6,150,764        1,351,307
                                           -----------      -----------
Other assets:
     Deposits                                        0            2,000
     Deferred charges                          405,737          120,000
                                           -----------      -----------
     Total other assets                        405,737          122,000
                                           -----------      -----------
                                          $  7,636,801     $  1,477,784
                                           -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Bank overdraft                       $          0     $     21,405
     Accrued expenses                          268,483                0
     Notes payable                           2,452,158          450,000
                                           -----------      -----------
     Total current liabilities               2,720,641          471,405
                                           -----------      -----------
Long-term debt:
     Bonds payable                           3,127,750                0
                                           -----------      -----------
Other liabilities:
     Due to stockholders and affiliates        128,790           58,200
                                           -----------      -----------
Stockholders' Equity
     Common stock, $ 2 par value,
      1,500,000 shares authorized, 624,410
      shares issued and outstanding             62,441           47,441
     Preferred stock, $ 1 par value,
      425,000 shares authorized,  issued
      and outstanding                          425,000                0
     Additional paid- in capital             1,186,379          901,379
     Retained earnings ( deficit )
      accumulated during the development
      stage                                    (14,200)            (641)
                                           -----------      -----------
     Total stockholder's equity              1,659,620          948,179
                                           -----------      -----------
                                          $  7,636,801     $  1,477,784
                                           -----------      -----------

See accompanying notes.

                                                                         -3-

                      Senior Retirement Communities, Inc.

                              Statement of Income

             For the Three and Nine Months ended September 30, 1998


                                     Three Months Ended   Nine Months ended
                                     September 30, 1998   September 30, 1998
Revenues                              $      2,137        $      2,137
                                       -----------         -----------
Operating expenses
  Advertising                                2,238               2,244
  Bank charges                                  90                 125
  Casual labor                                   0                 174
  Donations                                      0                 150
  Dues and subscriptions                        25                 275
  Education                                      2               1,268
  Insurance                                    364                 471
  Legal and accounting                           0                 210
  Miscellaneous                                161                 161
  Office                                        79                  79
  Permits                                        0                  75
  Printing                                   2,526               2,798
  Taxes                                          0               2,581
  Travel and entertainment                     660                 835
                                       -----------         -----------
  Total operating expenses                   6,145              11,446
                                       -----------         -----------

Net income  (loss)                    $     (4,008)       $     (9,309)
                                       -----------         -----------


See accompanying notes.

                        Senior Retirement Communities, Inc.

                     Statement of Retained Earnings ( Deficit )

              For the Three and Nine Months ended September 30, 1998


                                     Three Months Ended   Nine Months Ended
                                     September 30, 1998   September 30, 1998

Beginning retained earnings          $     (5,942)        $       (641)

Net income (loss)                          (4,008)              (9,309)
                                      -----------          -----------

Preferred dividends paid                   (4,250)              (4,250)
                                      -----------          -----------

Ending retained earnings (deficit)   $    (14,200)        $    (14,200)
                                      -----------          -----------

See accompanying notes.

                                                                         -5-

                        Senior Retirement Communities, Inc.

                              Statement of Cash Flows

                For the Three and Nine Months ended September 30, 1998

                                              Three              Nine
                                           Months Ended       Months Ended
                                         September 30,1998  September 30, 1998
Cash flows from operating activities:
     Interest received                     $      2,137      $      2,137
     Cash paid to suppliers and employees        (6,145)          (11,446)
                                            -----------       -----------

     Net cash provided (used) by
     operations                                 (4,008)           ( 9,309)
                                            -----------       -----------
Cash flows from investing activities
     Acquisitions land                               0         (  991,500)
     Payments towards construction          (2,295,867)        (3,807,957)
     Payments of deposits                       (4,000)            (2,000)
     Payment of deferred charges              ( 36,045)          (285,737)
     Net cash provided by (applied to)
     Investing activities                   (2,255,822)        (5,083,194)
                                           -----------        -----------
Cash flows from financing activities
     Issuance of common stock                        0            300,000
     Issuance of preferred stock                     0            425,000
     Interim construction loans                301,904          2,270,641
     Issuance of bonds                       3,127,750          3,127,750
     Payment of Preferred dividends             (4,250)            (4,250)
Loans from stockholders and affiliates        (100,532)            70,590
                                           -----------        -----------
     Net cash provided by (applied to)
     financing activities                    3,324,872          6,189,731
                                           -----------        -----------

Net increase (decrease) in cash              1,065,042          1,097,228

Cash at the beginning of the period             11,133            (21,053)
                                           -----------        -----------
Cash at the end of the period             $  1,076,175       $  1,076,175
                                           -----------        -----------

See accompanying notes.

                                                                          -6-

                     Senior Retirement Communities, Inc.

                          Statement of Cash Flows

           For the Three and Nine Months ended September 30, 1998

                                                 Three          Nine
                                             Months Ended    Months Ended
                                             September 30,   September 30,
                                                 1998            1998

Reconciliation of net income to net cash provided by operations:

Net income                                   $     (4,008)   $     (9,309)
                                              -----------     -----------
Adjustments to reconcile net income to cash
 provided by operations                                 0       (       0)
                                              -----------     -----------

 Net cash provided (used) by operations      $     (4,008)  $      (9,309)
                                              -----------     -----------

See accompanying notes.

                         Senior Retirement Communities, Inc.

                            Notes to Financial Statements


Note 1 -  Summary of Significant Accounting Policies

Nature of Business

The Company is a Louisiana corporation established to develop assisted living center and dementia facilities for the housing and care of senior citizens in Ruston, Bossier City, and Shreveport, Louisiana

Basis of Accounting

The Company uses the accrual basis of accounting and will utilize a calendar year for all reporting purposes.

Income Taxes

The Company is treated as a corporation for federal income tax purposes.

Property, Buildings, Equipment, and Depreciation

Buildings and equipment are stated at cost and are to be depreciated by the straight- line method over their estimated economic lives. Buildings shall include capitalized construction period interest which will be treated as a component cost of the building and depreciated over the same economic life as the building. Some of the land was acquired in a series of tax-free exchange in return for shares of the Company's common stock (Note 5). Consequently, the Company's tax basis in those properties for income tax purposes is the stockholder's basis.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affects certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements have been included. Operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB.

Certain reclassifications have been made to previously reported amounts to conform with the current presentation.

Note 2 - Related Party Transactions

The Company acquired 6 acres of land at the Ruston location with an estimated fair market value of $ 450,000 in a transaction with one of its stockholders in exchange for 77,500 shares of common stock and by assuming a debt of $200,000, which is reflected as a due to stockholders and affiliates. This transaction would have resulted in a gain to the transferring shareholder of approximately $ 95,000 had it not been a tax-free exchange. This land is included on the balance sheet at a value of $ 355,000 which is the transferring shareholder's basis in this property.

                       Senior Retirement Communities, Inc.

                          Notes to Financial Statements


Note 2- Related Party Transactions - (continued)

The Company acquired 20 acres of land at the Ruston location with an estimated fair market value of $ 250,000 in a transaction with one of its stockholders in exchange for 40,000 shares of common stock. This transaction would have resulted in a gain to the transferring shareholder of approximately $ 170,000 had it not been a tax-free exchange. This land is included on the balance sheet at a value of $ 80,000 which is the transferring shareholder's basis in this property.

The Company acquired land at the West Monroe location with an estimated fair market value of $ 200,000 in a transaction with one of its stockholders in exchange for 100,000 shares of common stock. This transaction would have resulted no gain to the transferring shareholder had it not been a tax free exchange.

The Company has entered into a construction contract in the amount of $ 2,750,000 with one of the shareholders to construct the Ruston facility. The contract calls for the cash payments of $ 2,500,000 during the building of the facility as approved by the contract engineer and the issuance of an additional 125,000 shares of common stock at the completion of the project, such stock issuance to represent the builders profit in the project. As of September 30, 1998 $ 2,114,864 has been paid on this contract.

The Company has entered into a construction contract in the amount of $1,225,000 with one of the shareholders to construct the Shreveport facility. The contract calls for the cash payments during the building of the facility as approved by the contract engineer. As of September 30, 1998 $ 345,653 has been paid on this contract.

The Company has entered into a construction contract in the amount of $2,200,000 with one of the shareholders to construct the Bossier City facility. The contract calls for the cash payments during the building of the facility as approved by the contract engineer. As of September 30, 1998 $ 771,123 has been paid on this contract.

Due to stockholder and affiliates consist of amounts advanced by stockholders and other related entities.

                        Senior Retirement Communities, Inc.

                          Notes to Financial Statements


Note 3 - Deferred Charges

Deferred charges are summarized as follows:
     Loan fees                $405,737
The loan fees are to be amortized as interest expense over the life of the related loan by use of the interest method.

Note 4 - Notes Payable

Notes payable at September 30, 1998 consists of the following:
     1.  Church Loans         $    552,452
     2.  Church Loans            1,046,168
     3.  Church Loans              651,538
     4.  First Republic Bank       202,000
                               -----------
     Total                    $  2,452,158

1. Note payable to Church Loans, dated December 1, 1997. This note is to provide the funding for the construction of the Ruston location in an amount not to exceed $ 2,700,000. The loan is to be repaid from the permanent financing of the project through the issuance of bonds on a best efforts basis. This note calls for the payment of interest at a rate of prime (as published in the Wall Street Journal plus two per cent but in no case shall the rate be less than ten and one-half per cent per annum. The lender shall maintain a co-first mortgage position on the Ruston location until such time as the bonds are sold. At that time Church Loans will maintain a co- first mortgage position for any amounts which are not liquidated by the bond proceeds in such proportion that said amount bears to the amount of bonds issued for that location.


2. Note payable Church Loans, dated April 28, 1998. This note is to provide the funding for the construction of the Bossier City location in an amount not to exceed $2,200,000. The loan is to be repaid from the permanent financing of the project through the issuance of bonds on a best efforts basis. This note calls for the payment of interest at a rate of prime (as published in the Wall Street Journal plus two per cent but in no case shall the rate be less than ten and one- half per cent per annum. The lender shall maintain a co-first mortgage position on the Bossier City location until such time as the bonds are sold. At that time Church Loans will maintain a co- first mortgage position for any

                                                                         -11-
                     Senior Retirement Communities, Inc.

                       Notes to Financial Statements

Note 4 - Notes Payable - (continued)

amounts which are not liquidated by the bond proceeds in such proportion that said amount bears to the amount of bonds issued for that location.

3. Note payable Church Loans, dated April 28, 1998. This note is to provide the funding for the construction of the Shreveport location in an amount not to exceed $ 1,845,000. The loan is to be repaid from the permanent financing of the project through the issuance of bonds on a best efforts basis. This note calls for the payment of interest at a rate of prime (as published in the Wall Street Journal plus two per cent but in no case shall the rate be less than ten and one- half per cent per annum. The lender shall maintain a co-first mortgage position on the Shreveport location until such time as the bonds are sold. At that time Church Loans will maintain a co- first mortgage position for any amounts which are not liquidated by the bond proceeds in such proportion that said amount bears to the amount of bonds issued for that location.

4. Note payable First Republic Bank, dated April 30, 1998 represents a loan in the amount of $ 202,000 secured by a first mortgage on a 9.72 acre tract of land at the proposed Minden location. This loan requires monthly interest payments based on interest at the rate of ten per cent per annum with the principal due November 1, 1998.

Through September 30, 1998 the Company has incurred $ 346,462 of interest expense, all of which has been treated as construction period interest and included as part of the Building construction on progress on the balance sheet.

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


                                                                        -12-
                       Senior Retirement Communities, Inc.

                         Notes to Financial Statements


Note 5 - Issuance of Common Stock - (continued)

    developing the plans for construction for the Ruston location and a deposit on the plans for the Bossier City, Shreveport, Minden, and
    West Monroe locations

3.  Certificate number 3 issued in exchange         20,417       40,834
    for cash

4.  Certificate number 4 issued in exchange         77,500      155,000
    for the equity in 6 acres of land at the
    Ruston location.

5.  Certificate number 5 issued in exchange         40,000       80,000
    for 20 acres of land at the Ruston location.

6.  Certificate number 6 issued in exchange         57,264      114,528
    for services rendered in connection with
    developing the plans for construction
    for the Ruston location and a deposit on
    the plans for the Bossier City, Shreveport,
    Minden, and West Monroe locations

7.  Certificate number 7 issued in exchange         20,416       40,832
    for cash

8.  Certificate number 8 issued in exchange for    100,000      200,000
    land at the West Monroe location.

9.  Certificate number 9 issued in exchange         52,500      105,000
    for cash.

10.  Certificate number 10 issued in exchange      150,000      300,000
     for services rendered in connection with
     developing the plans for construction for
     the Ruston, Bossier City, and Shreveport
                                                 ---------    ---------
     Totals                                        624,410   $1,248,820
                                                 =========    =========

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

                  Senior Retirement Communities, Inc.

                    Notes to Financial Statements


Note 8 - Bonds Payable

On June 23, 1998, the Company's issue of $ 9,000,000 of bonds became effective. These bonds are to become the permanent financing for the projects under construction reflected in this financial statement. As of September 30, 1998, these bonds are in the process of being sold with the proceeds of these bond sales being used to liquidate the construction loans noted in note 4. As of September 30, 1998, the status of these bonds is as follows:


                                       Amount     Amount
Location                             Authorized   Issued
Ruston                               $ 3,685,000  $ 2,320,750
Bossier City                           3,470,000      451,500
Shreveport                             1,845,000      355,500
                                      ----------   ----------
Totals                               $ 9,000,000  $ 3,127,750
                                      ----------   ----------

These bonds have varying interest rates from 7.5 percent per annum to 11 percent per annum. The maturity of these bonds is from one to twenty years.

Note 9 - Subsequent Events

On October 2, 1998, the Company sold part of its real estate to The Biltmore Group, LLC. The land sold was 5.72 acres of the total of 9.72 acres purchased for a potential Minden, Louisiana location. The sales price was $ 203,739 which results in a gain to the Company of $ 86,059. The Biltmore Group, LLC is a related party to the Company in that the majority shareholders in the Company are also members of The Biltmore Group, LLC.

As described in note 8, the Company is in the process of issuing bonds to form the permanent financing of the three locations currently under construction. Through October 20, 1998, bond sales after the balance sheet date were as follows:

                    Senior Retirement Communities, Inc.

                      Notes to Financial Statements

Note 9 - Subsequent Events (continued)


                                           Amount Issued       Amount Issued
                               Amount      through Sept.      Oct. 1 through
Location                     Authorized      30, 1998          Oct. 20, 1998
Ruston                       $ 3,685,000   $ 2,320,750        $   193,000
Bossier City                   3,470,000       451,500            592,000
Shreveport                     1,845,000       355,500            456,750
                              ----------    ----------         ----------
Totals                       $ 9,000,000   $ 3,127,750        $ 1,241,750
                              ----------    ----------         ----------

According to the terms of the bond issues, all funds are held in escrow and the bonds are not issued until certain levels of sales have been achieved at each location. Those levels and the date achieved for each location is as follows:


                    Amount             Amount to           Date
Location         Authorized       Achieved Issuance     Achieved
Ruston           $ 3,685,000        750,000             July 10, 1998
Bossier City       3,470,000        750,000             October 15, 1998
Shreveport         1,845,000        500,000             October 7, 1998


If the above stated levels had not been achieved for any particular location, then proceeds from the sales of those bonds would have been returned to the purchasers and the Company would have had to pursue other means of permanently financing the facilities under construction.

                                                                         -16-
                               PLAN OF OPERATIONS

This commentary should be read in conjunction with the following documents for a full understanding of Senior Retirement Communities, Inc. financial condition and the status of the Company which reflect no operations; the entire Prospectus dated June 23, 1998; 10QSB for the period ending June 30, 1998; and the unaudited financial statement presented herein along with all of the footnotes thereto. As a result of the Company not having any operations as of the end of the third quarter, readers should be aware of the success and/or failures within the Assisted Living Industry. Because the bonds are being sold on a best efforts basis, particular attention should be paid to the bond sale results as set forth in footnote 8 and 9 of the financial statement.

As of September 30, 1998 the Company had under construction three Assisted Living Facilities ("ALFs") in Ruston, Bossier City, and Shreveport, Louisiana containing 134 units. There are 48 memory disorder units primarily for the support of individuals suffering from Alzheimer's and related disorders. The balance of the 86 units is designed for more traditional assisted living units. The Ruston site that was under development consists of 48 assisted living units and 12 independent living units. The Ruston ALF opened for business on October 16, 1998. The other two construction sites discussed are located in Bossier City, Louisiana which consists of 36 assisted living units and 24 Alzheimer and related disorder units; the other site is located in Shreveport, Louisiana consisting of 24 Alzheimer's and related disorder units. Bossier and Shreveport are scheduled to open in early winter 1998-1999.

     The construction of the facilities are being financed through the sale of Co-First Mortgage bonds as set forth in the prospectus dated June 23, 1998 with construction loans provided by Church Loans and Investments Trust.

     The Company also owns approximately 26 acres of land located in Ruston(20 acres), Shreveport (2 acres), and Minden (4 acres), Louisiana for future construction.

     The Company continues to finance the expansion and development by a combination of private placement of Common stock and Preferred stock as well as the public offering of First Mortgage Bonds. In March 1998 the Company purchased approximately 6 acres of land for $525,000 paying $100,000 in cash and the issuing 425,000 shares of $1.00 par value Preferred stock. The property is the location of the Bossier City, Louisiana facility. The Preferred stock is paying dividends at a rate of 4% for the first two years, 6% for the second two years, and 8% for the final two years. The Preferred stock shall be redeemed in full at the end of the fifth year for the total sum including accrued dividends. It is recallable at anytime at the option of the Company.

The holders of the Preferred stock shall also have the right to purchase common stock at a 20% discount if and when the company issues additional common stock in the form of a public offering if done so within 8 years of date issued for preferred stock.

Change in Employees

Prior to the opening of the Ruston ALF, the Company had no operations. Employees consisted of the President, Joanne M. Caldwell-Bayles and two other employees. After the opening of the Ruston ALF on October 16, 1998, the Company's employees increased to 18. It is anticipated upon opening of the Bossier and Shreveport facilities, the number of employees will increase to
38. As occupancy increases, additional employees will be required. The number required will be determined by the increase in occupancy of each facility.


Results of operations:

The Company's first ALF opened for business on October 16, 1998 in Ruston, Louisiana. The Facility has been well received by the community. There has been insufficient rentals to form an opinion of future success with any certainty. The projected operating loss for the fourth quarter of 1998 is estimated to be approximately $196,000.00, which includes start-up costs of approximately $100,000.00 for the Ruston ALF, excluding a one time gain of $86,059 from the sale of the Minden, Louisiana property. The Shreveport and Bossier City facilities are expected to open for business in the first quarter of 1999 at which point all of the facilities will be open and operating. Operating results for the first quarter of 1999 will depend on the actual date of the completion and opening of the Shreveport and Bossier City ALF's.

Major changes in Financial Conditions

The major changes in financial condition between December 31, 1997 and September 30, 1998 are as follows: Current assets consisted primarily of cash in the amount of $1,076,175. Cash is restricted as follows: $182,280 to fund bond reserve accounts and the balance of $893,895 is restricted to pay Operating Fund Payments and retire Construction Loans. Reader is encouraged to read page 13 of the Prospectus. Property, Plant, and Equipment increased from $1,351,307 as of December 31,1997 to $6,150,764 as of September 30, 1998.
The increase is the result of land acquisition and construction in progress at Ruston, Bossier City and Shreveport, Louisiana. Other assets increased from $122,000 as of December 31, 1997 to $405,737 as of September 30, 1998 which consisted of deferred charges. Deferred charges consist of loan fees to be amortized as interest expense over the life of the related loan by use of the interest method. Total current liabilities increased $471,405 as of December 31, 1997 to $2,720,641 as of September 30, 1998 consisting primarily of construction loans. Long term debt increased from $0 as of December 31, 1997 to $3,127,750 as of September
30, 1998 which consisted of bond payables. Liabilities due stockholders and affiliates increased from $58,200 as of December 31, 1997 to $128,790 as of September 30, 1998. Total Stockholders Equity increased from $948,179 as of December 31, 1997 to $1,659,620 as of September 30, 1998. The increase is the result of issuing 425,000 shares of Preferred Stock to the Patterson Insurance Company for the purchase of land for the Bossier City, Louisiana location. (A more detailed explanation is set forth in Note 6 of the financial statement.)


Liquidity and Financial Position

The Company receives significant operating funds from its affiliate The Forsythe Group, Inc. through short-term loans. The ability of The Forsythe Group to continue to make available loans is necessary for the continuing success of the company. If future conditions would create problems in Forsythe's ability to advance funds to the Company, the Company's future success would be in doubt.


Year 2000

The Company relies on computer hardware, software, and related technology, together with data, in the operation of its business. In addition, the Company is dependent on the same type of technology and data generated by financial institutions; the Federal Government including the Social
Security Administration; State of Louisiana; Investment Bankers; Trustees for the bond holder; Interim lenders; and Utility companies. The Company has initiated an enterprise wide program to prepare for the year 2000.
The Company has created a year 2000 program office reporting to the Chief Executive Officer to coordinate and oversee the company's year 2000 program.
All of the Company's computer systems have been cleared to meet the year
2000 requirements by contacting the manufacturer of the equipment and receiving written notice of compliance. The computer software necessary for the accounting function has also been cleared for the year 2000 requirements in writing from the developer of the accounting software. The Company has discussed the year 2000 with all of the above set forth companies and agencies and have been assured either in writing or verbally that each anticipates compliance for the year 2000. As a result of the Company's own operations already being in compliance with the year 2000, it is dependent upon outside forces to also be in compliance. It is impossible for the Company to be sure that all governmental agencies, utilities, financial institutions, and others with whom it does business will also be in compliance. The failure of some or all the above stated agencies being in compliance with the year 2000 would be catastrophic, and the survival of the Company would be in doubt.

Forward- Looking Statements:

Statements that are not historical facts, including statements about
(I) operating profits or losses as those discussed in results of operations;
(II) completion dates of facilities; (III) fixed asset expenditures; and
(IV) the successful sale of the balance of the bonds are forward-looking statements that involve risks and uncertainties. The Company wishes to caution the reader that factors below, along with the factors set forth in the Company's June 23, 1998 prospectus and in the Company's other documents filed with the SEC, have affected and could affect the Company's actual results causing results to differ materially from those in any forward-looking statement. These factors include: the acceptance of the Assisted Living Concept by each of the communities in which they are located, increased competition in each of the communities, economic outlook whether the economy improves or slips into recession, technological changes in dealing with seniors, change in government regulation, the success of strategic decisions to improve financial performance, the ability of the Company to contain cost, and the continued increase in the market acceptance of ALF's.



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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Real Estate Acquisitions and Sale:
On April 30, 1998, the Company acquired land for a proposed facility in Minden, Louisiana for cash in the amount of $ 200,000 and a sale of a portion of the Minden land. *See note 9. Subsequent Events for more detailed information about the sale of Minden land.

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


                            Senior Retirement Communities, Inc. (Registrant)

                             /S/Joanne M. Caldwell-Bayles

Date: November 3, 1998       By: Joanne M. Caldwell-Bayles
                             President, Finance and Treasurer