Form 10KSB
period 1998-12-31
SENIOR RETIREMENT COMMUNITIES INC
filed 1999-03-29
CIK 1053649

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                              FORM 10-KSB

             (X) ANY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Fiscal year ended December 31, 1998

           (  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From ___ to ___

                   Senior Retirement Communities, Inc.

    Louisiana                                            72-1394159
 (State or other jurisdiction of incorporation) or organization)


               507 Trenton Street, West Monroe, Louisiana 71291
  ---------------------------------------------------------------------------
                               (318) 323-2115

         Securities registered pursuant to Section 12 (b) of the Act:
                        First Mortgage Bonds $9,000,000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report) and (2) has subject to such filing requirements for the past ninety (90) days.


                      Yes  X                    No
                         ------                   ------

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of the Form 10-KSB

                   Revenues for fiscal year 1998 - $16.081

Number of share outstanding of each of the registrant's class of common shares and preferred shares, as of
                               December 31, 1998

              Common Shares 624,410 par value   $.10 per share:
              Preferred shares 425,000 par value  $1.00 per share:


  ---------------------------------------------------------------------------
                     DOCUMENTS INCORPORATED BY REFERENCE

  ---------------------------------------------------------------------------

                     SENIOR RETIREMENT COMMUNITIES, INC.

                                 Form 10-KSB

                                    INDEX

Part 1                                                                  Page

Item 1.  Business                                                       1-3
Item 2.  Properties and method of Financing                             4
Item 3.  Legal Proceedings                                              4
Item 4.  Submission of Matters to a Vote of Security Holders            5

Part II.

Item 5.  Market for Registrant's  Bonds                                 5
Item 6.  Management's Discussion and Analysis of Results of Operations  5-8
Item 7.  Financial Statements and Supplementary Data                    8
Item 8.  Changes in and Disagreements with Accountants                  8

Part III.

Item 9.  Directors and Executive Officers of the Registrant             8
Item 10. Executive Compensation                                         9
Item 11. Security Ownership of Certain Beneficial Owners and Mgt.       9
Item 12. Certain Relationships and Related Transactions                 9-11

Part IV.

Item 13. Exhibits, Financial Statement Schedules Reports on Form 8-K    11

                                    Part I

Item 1.     Business
--------------------

General
-------
Senior Retirement Communities, Inc. (the "Company" or SRC) was organized as a Corporation under the laws of the State of Louisiana on September
10, 1997. The Corporate charter has been amended one time on November
6, 1997. The Company is in the business of developing and owning housing for seniors. SRC's primary interests are in the development of Assisted Living Facilities ("ALF's"). ALF's contain one or more facilities for seniors who are independent, require some assistance or suffer from Dementia. Dementia units are primarily for the support of individuals suffering from Alzheimer's and related disorders.

Independent Living
------------------
Independent Living facilities are anticipated to make up a small amount of the Company's business. It is anticipated as the Independent Living group of seniors age, they will convert to Assisted Living within the community thereby reducing their impact upon the communities. The Company has maintained excess land in each of the communities in order to meet the demands of seniors, no matter which direction senior care evolves.

Assisted Living
---------------
Assisted Living will make up the largest impact upon the Company's success. Assisted Living continues to evolve with State and Federal interest in this form of Senior Care. It is anticipated that political pressure will continue to grow, because of the impact that Assisted Living is having on other forms of senior care. In Louisiana the Nursing Home industry, which has strong political support in the Louisiana Legislature, has introduced a bill, which would have a negative impact upon the industry. SRC along with other Assisted Living Communities are aware of the proposed legislation. It is the Company's intent to resist these efforts.

Dementia
--------
Independent Dementia facilities are fairly new in Louisiana. The Company has built the first independent Dementia facility in Bossier City and Shreveport, Louisiana. It used as a model the Terrace located in West Monroe, Louisiana which was built by an affiliate of the Company. It is anticipated that Dementia facilities will have a growing impact on the company's success. The same political pressures discussed above will also impact Dementia.

Employees
---------
Prior to the opening of the Ruston ALF, the Company had no operations. Employees consisted of the President, Joanne M. Caldwell-Bayles, and two other employees. After the opening of the Ruston ALF on October 16, 1998, the Company's employees increased to 18 full time and less than 3 part time. It is anticipated upon opening of the Bossier and Shreveport facilities, the number of employees will increase to 38 full time and less than 9 part time. As occupancy increases, additional employees will be required. The number required will be determined by the increase in occupancy of each facility.

Source of Business
------------------
The Company's business is designed to provide secure, comfortable, and healthy living environment for seniors with disposal income of approximately $20,00 and up, between the age of 72 and up and in the case of Independent Living and Dementia younger.

Method of Operation
-------------------
The Company's ALF's are managed by The Forsythe Group, Inc. (Forsythe) which is owned by Joanne M. Caldwell-Bayles, President of the Company.
The ALF management staff consists of four individuals includes MS. Bayles.
Two members of the staff have Master's degrees in Gerontology. They have over 20 years of experience in Hospitals, Nursing Homes, and Assisted
Living industry. They have direct management responsibility for each Administrator of each ALF. One member has a degree in Business Administration with emphasis in human resources. She is responsible for administration of employee relations, payroll, personnel files and keeps up to date on all wage and hour issues and year 2000 issues. In addition to their other duties, the balance of the Forsythe staff aids and assists the ALF management staff as necessary.

Prior to the formation of the Company, Forsythe kept close relation with the Department of Social Services of the State of Louisiana, which is the authority responsible for regulating ALF's in Louisiana. In 1996
Social Service began developing new Minimum Standards for ALF's. When a decision was made for the Company to develop ALF's, the Forsythe staff recommended that the Company adopt the proposed new minimum standards for all of its project. As a result, the design staff of Forsythe designed all of the ALF's which the Company owns meet the new stricter requirements. The Company also adopted the new standards for of its personnel. The new Adult Residential Care Minimum Standards were adopted and became effective on March 31, 1999. As a result the Company is in compliance with the new stricter requirement including buildings, staffing, and education requirements as well.

The Forsythe ALF management staff has central purchasing, payroll, accounts payable, menu planning and programming. All menus are planned with the assistance of a registered dietitian.

Administrators are required to meet the standards set forth in the new regulations. Employees are required to submit to drug testing before employment as well as during employment. All employees are required to submit to a background check by the State Police before employment.


Competition
-----------
ALF's are under ever growing competition for the senior market. Competition is coming from additional ALF's being built in each market and Nursing home upgrading and expansion. In addition, government regulation will continue to increase. The one area in which competition remains at a reasonable pace is in the area of independent Dementia units. While many ALF's are including Dementia units it has not grown in the Company's markets as much as traditional ALF's.

In the fourth quarter of 1998, an Assisted Living facility without a
formal Dementia facility was announced in Ruston, Louisiana.   While smaller
than the Arbor of Ruston it is and will be a factor in the market.   It
will take some business, which would have moved into the Arbor. As a result, the rent up period will be longer than anticipated. As part of the Company planning, some of the Assisted Living units and all of the Independent Living units will be converted to Dementia. Special dining and activity designed for Dementia areas will also be added. The new areas will be completed by June 1999. The Company believes that by moving quickly the new facilities will regain any lost business and income because of the new Assisted Living facility.

In the fourth Quarter of 1998, an Assisted Living Facility was started in Bossier City, the new facility will open sometime in the summer of 1999. The Company believes the market in Bossier City will be able to
support both facilities.   Additional new facilities would increase
competition and may have negative impact on the Company's ALF.

The Company operates its Dementia Facilities under the name of the Terrace. The Terrace in Bossier City and Shreveport are being received with what appears to be strong support from the medical community and the local hospitals. As of now, there does not appear to be any additional freestanding Dementia facilities planned.

Property Environmental
----------------------
The Company's ALF's are all in compliance with all environmental laws. Prior to building, each site was inspected and an environmental engineer studied past history. Each site was not subject to any environmental problems.

Item 2.   Properties and Methods of Financing
---------------------------------------------

As of December 31, 1998 the Company had one ("ALFs") open for business and two under construction. The Ruston, Louisiana ALF's Assisted Living
Units (assisted and Independent living units) opened for business in October 1999. The Company is converting independent living units and adding additional facilities to be operated as a 16-unit Dementia facility, along with activity and dinning facilities. When completed the Ruston ALF will contain 40 Assisted/Independent and 16 Dementia units the conversion is the result of increased demand for Alzheimer's facilities in the area and an increase in competition in Assisted Living facilities. One facility under construction is located in Bossier City, with a 36- unit assisted living facility and a 24-unit Dementia facility. The other site is located in Shreveport, Louisiana consisting of a 24-unit Dementia facility. The Shreveport facility opened for business on January 22, 1999. The Bossier City Facilities
opened for Business on March 10, 1999.   All of the Company's Facilities
have passed inspection by the Department of Social Services of the State of Louisiana.

The construction of the facilities are being financed through the sale of Co-First Mortgage bonds as set forth in the prospectus dated June 23, 1998 with construction loans provided by Church Loans and Investment Trust. All of the Construction loans will be paid in full by March 10, 1999.

The Company also owns approximately 26 acres of land located in Ruston (20 acres), Shreveport (2 acres), and Minden (4 acres), Louisiana for future construction.

The Company continues to finance the expansion and development by a combination of private placement of Common stock and Preferred stock as well as the public offering of First Mortgage Bonds. In March 1998, the Company purchased approximately 6 acres of land for $525,000 paying $100,000 in cash and issuing 425,000 shares of $1.00 par value Preferred stock.
The property is the location of the Bossier City, Louisiana facility.
The Preferred stock is paying dividends at a rate of 4% for the first two years, 6% for the second two years, and 8% for the final two years.
The Preferred stock shall be redeemed in full at the end of the fifth year for the total sum including accrued dividends. It is recallable at anytime at the option of the Company.

The holders of the Preferred stock shall also have the right to purchase common stock at a 20% discount if and when the Company issues additional common stock in the form of a public offering if done so within 8 years of date issued for preferred stock.

Item 3.    Legal Proceedings
----------------------------

The Company is not involved in any legal proceedings at this time.

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.



                                    Part II.

Item 5.    Market for Registrant's Bonds
----------------------------------------

The Bonds are offered by MMR Investment Bankers, Inc. (the "Underwriter") on a best efforts basis as agent for the Company. The Bonds are offered subject to prior sale. The Offering of the Bonds (the "Offering") will continue until the sale of all Bonds or for a period of one year from the date of the Prospectus (June 23, 1998). As of December 31, 1998 $7,123,000 of the issue of $9,000,000 had been sold. The Underwriter does not intend to make a market in the Bonds. There is no quoted market for the Bonds and there is no assurance a market will develop.


Item 6.    Management's Discussion and Analysis of Results of Operations
------------------------------------------------------------------------

The Company's first ALF opened for business on October 16, 1998 in Ruston, Louisiana. The Facility has been well received by the community. There have been insufficient rentals to form an opinion of future success with any certainty. The operating loss for the year ending December 31, 1998 was $145,967, which includes start-up costs of approximately $100,000.00 for the Ruston ALF, excluding a one time gain of $86,059 from the sale of the Minden, Louisiana property. The Shreveport and Bossier City facilities are expected to open for business in the first quarter of 1999 at which point all of the facilities will be open and operating. Operating results for the first quarter of 1999 will depend on the actual date of the completion and opening of the Shreveport and Bossier City ALF's.


This commentary should be read in connection with the following documents for a full understanding of Senior Retirement Communities, Inc. financial condition and the status of the Company which reflect little or no operations; the entire Prospectus dated June 23, 1998; 10Q for the period ending June
30, 1998; and September 30, 1998 and the unaudited financial statement presented therein along with all of the footnotes thereto. As a result of the Company having little operations as of the end of the year, readers should be aware of the success and/or failures within the Assisted Living Industry. Because the bonds are being sold on a best efforts basis, particular attention should be paid to the bond sale results as set forth in footnote 8 of the financial statement.

Major changes in Financial Conditions
The major changes in financial condition between December 31, 1997 and December 31, 1998 is as follows: Current assets consisted primarily of cash in the amount of $1,336,583. Cash is restricted as follows: $182,280 to fund bond reserve accounts and the balance of $1,154,303 is restricted to pay Operating Fund Payments and retire Construction Loans. Reader is encouraged to read page 13 of the Prospectus. Property, Plant, and Equipment increased from $1,351,307 as of December 31,1997 to $8,671,668 as of December 31, 1998. The increase is the result of land acquisition and construction in progress at Ruston, Bossier City and Shreveport, Louisiana. Other assets increased from $122,000 as of December 31, 1997 to $693,968 as of December 31, 1998 which consisted of deferred charges. Deferred charges consist of loan fees to be amortized as interest expense over the life of the related loan by use of the interest method. Total current liabilities increased $471,405 as of December 31, 1997 to $1,631,274 as of December 31, 1998 consisting primarily of construction loans. Long term debt increased from $0 as of December 31, 1997 to $7,123,000 as of December 31, 1998 which consisted of bond payables. Liabilities due stockholders and affiliates increased from $58,200 as of December 31, 1997 to $424,217 as of December 31, 1998. Total Stockholders Equity increased from $948,179 as of December 31, 1997 to $1,527,853 as of December 31, 1998. The
increase is the result of issuing 425,000 shares of Preferred Stock to the Patterson Insurance Company, less operating loss of $145,967. The Preferred Stock was for the purchase of land for the Bossier City, Louisiana location.
(A more detailed explanation is set forth in Note 6 of the financial statement.)


Liquidity and Financial Position
The Company receives significant operating funds from its affiliate, The Forsythe Group, Inc., through short-term loans. The ability of The Forsythe Group to continue to make available loans is necessary for the continuing success of the company. If future conditions would create problems in Forsythe's ability to advance funds to the Company, the Company's future success would be in doubt.

Year 2000
The Company relies on computer hardware, software, and related technology, together with data, in the operation of its business. In addition, the Company is dependent on the same type of technology and data generated by financial institutions; the Federal Government including the Social Security Administration; State of Louisiana; Investment Bankers; Trustees for the bondholder; Interim lenders; and Utility companies. The Company has initiated an enterprise wide program to prepare for the year 2000.
The Company has created a year 2000 program office reporting to the Chief Executive Officer to coordinate and oversee the company's year 2000 program. All of the Company's computer systems have been cleared to meet the year 2000 requirements by contacting the manufacturer of the equipment and receiving written notice of compliance.

The computer software necessary for the accounting function has also been cleared for the year 2000 requirements in writing from the developer of the accounting software.

The Company has discussed the year 2000 with all of the above set forth companies and agencies and has been assured either in writing or verbally that each anticipates compliance for the year 2000. As a result of the Company's own operations already being in compliance with the year 2000, it is dependent upon outside forces to also be in compliance. It is impossible for the Company to be sure that all governmental agencies, utilities, financial institutions, and others with whom it does business will also be in compliance. The failure or some or all the above stated agencies being in compliance with the year 2000 would be catastrophic, and the survival of the Company would be in doubt.

Because of the uncertainty of the problems faced with the year 2000 the Company has adopted an action plan to protect the seniors living with the Communities. The major item to be included is as follows;

1. Place in storage at each community a five-day supply of food item, including canned meats and vegetables, water, and other non-perishable items necessary for providing meals.
2. Prepare, with the assistance of residents, a five-day supply of clothing that will not have to be cleaned in order to aid in healthy living.
3. Encourage Physicians to obtain and supply adequate supply of necessary medical needs of residence.
4. Encourage residents and their families to meet the financial needs for each resident by having some cash on hand at the end of the year. The cash to be reserved for residences should not be held at the residents quarters.
5. Work with local officials in preparing a safety plan of operation in event of failure of medical, public safety, utilities and other services.
6.     Adequate fuel to operate vehicles, heating devices and other services.
7. Such other assistance that may come to our attention as the Company continues to monitor the year 2000 problems.



Forward- Looking Statements:
Statements that are not historical facts, including statements about
(I) operating profits or losses as those discussed in results of operations;
(II) Impact of political decisions and new laws from the State and Federal Government. The Company wishes to caution the reader that factors below, along with the factors set forth in the Company's June 23, 1998, September 30, 1998 and the prospectus along with the Company's other documents filed with the SEC, have affected and could affect the Company's actual results causing results to differ materially from those in any forward-looking statement. These factors include: the acceptance of the Assisted Living Concept by each of the communities in which they are located, increased competition in each of the communities, economic outlook whether the economy improves or slips into recession, technological changes in dealing with seniors, change in government regulation, the success of strategic decisions to improve financial performance, the ability of the Company to contain cost, and the continued increase in the market acceptance of ALF's.


Item 7.    Financial Statements and Supplementary Data
------------------------------------------------------

The financial statements for the Company and independent auditors' report are included herein following Item 13if this Annual Report on Form 10KSB commencing on page F-1.

Item 8.    Changes in and Disagreements with Accountants
--------------------------------------------------------

None



                                   Part III.

Item 9.    Directors and Executive Officers of the Registrant
-------------------------------------------------------------

The executive officers of Senior Retirement Communities, Inc. as of December 31, 1998 were as follows:

Name                         Age    Position with Company
Joanne M. Caldwell-Bayles    39     Chairperson of the Board,Chief Executive
                                    Officer, President, Director
Raymond L. Nelson            62     Vice President and Director
Jean Gaffney Nelson          60     Director

    Joanne M. Caldwell-Bayles, has been the President for the Company since its inception in September 1997. Mrs. Caldwell-Bayles has senior executive experience in the development and operation of assisted living, retirement and memory disorder facilities in West Monroe, Ruston, Bossier City and Shreveport, Louisiana.
    Raymond L. Nelson has been the Vice-President for the Company since its inception. He is not active in the day to day management of the Company. Mr. Nelson devotes his time to the Insurance business in Houston, Texas.
He is the husband of Jean Gaffney Nelson.
    Jean Gaffney Nelson is retired from a thirty-year career with Methodist Hospital in Houston, Texas where she was the business manager for the Cardiology Unit. She is the wife of Raymond L. Nelson.

Item 10.   Executive Compensation
---------------------------------

Joanne M. Caldwell-Bayles $60,000 per year
The company pays no other Executive, officer or Director



Item 11.    Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------

                                                               Percent of
Name & Address of Beneficial Owner       Title of Class       Class Owned
Joanne M. Caldwell Bayles                Common Stock           16.7%
507 Trenton Street
West Monroe, LA 71291

Raymond and Jean Nelson                  Common Stock            9.0%
1075 Katy Freeway, Suite 150
Houston, TX 77024

The Forsythe Group, Inc. (1)             Common Stock           55.4%
507 Trenton Street
West Monroe, LA 71291

The Arbor Group, L.L.C. (2)              Common Stock           18.9%
507 Trenton Street
West Monroe, LA 71291


Note 1: Joanne M. Caldwell-Bayles owns 100% of the capital stock of the Forsythe Group, Inc.
Note 2: Joanne M. Caldwell-Bayles owns 50%, Raymond and Jean Nelson own 40% and The Forsythe Group, Inc. owns 10% of the capital stock of The Arbor Group, L.L.C.

            The executive officers and directors of the Company as a group are the beneficial owners of 100% of the common stock of the Company.

Item 12.    Certain Relationships and Related Transactions
----------------------------------------------------------

Joanne M. Caldwell-Bayles and Raymond and Jean Nelson, the principal shareholders of the Company, individually and/or through their ownership of affiliated companies, have or intend to engage in the following transactions with the Company. See "Principal Owners of the Company".

Land Acquisition
----------------
On September 10, 1997, the Company acquired 6 acres of land at the Ruston location with an estimated fair market value of $450,000 in a transaction with The Forsythe Group, Inc. in exchange for 77,500 shares of common stock of the Company and by assuming a debt of $200,000. This transaction would have resulted in a gain to The Forsythe Group, Inc. of approximately $95,000 had it not been a tax-free exchange.
On September 10, 1997, the Company acquired 20 acres of land at the Ruston location with an estimated fair market value of $250,000 in a transaction with The Forsythe Group, Inc. in exchange for 40,000 in shares of common stock. This transaction would have resulted in a gain to The Forsythe
Group, Inc. of approximately $170,000 had it not been a tax-free exchange.
On September 10, 1997 the Company acquired land in West Monroe, Louisiana with an estimated fair market value of $200,000 in a transaction with The Arbor Group, L.L.C. in exchange for 100,000 shares of common stock.
This transaction would have resulted in no gain to The Arbor Group, L.L.C. had it not been a tax-free exchange.
On January 7, 1998, the Company entered into a real estate agreement with Patterson Insurance Company ("Patterson") to purchase approximately six acres of land on which the Bossier City Project is to be built. This transaction closed on April 24, 1998. The sale and conveyance of this property by Patterson to the Company was subject to the following terms:
the Company paid Patterson a total consideration of $525,000 for the property by the issuance of $425,000 in preferred stock of the Company and $100,000 in cash at closing.
On March 6, 1998, the Company acquired approximately 3 acres of land in Shreveport, Louisiana on which the Shreveport Projects is to be built.
The Company acquired this land by securing a loan with The Forsythe Group, Inc., in the amount of the purchase price of the property, $266,500.
The loan bears interest at the annual rate of 1% over the Prime Rate. Interest is payable monthly, and the loan has no stated maturity date.
This loan was retired on April 24, 1998 with proceeds from the Shreveport Construction Loan.

Construction Contracts
----------------------
On November 5, 1997, the Company entered into a construction contract in the amount of $2,750,000 with The Forsythe Group, Inc. to construct the Ruston Project. The contract calls for the cash payments of $2,500,000 during the building of the Ruston Project as approved by the contract engineer and the issuance of additional 125,000 shares of common stock at the completion of the project. Such stock issuance is to be paid to The Forsythe Group, Inc. as its builder's profit in the project.
On December 16, 1997, the Company entered into a construction contract in the amount of $2,200,000 with The Forsythe Group, Inc. to construct the Bossier City Project. The contract calls for the cash payments of $2,200,000 during the building of the Bossier City Project as approved by the contract engineer.
On December 16, 1997, the Company entered into a construction contract in the amount of $1,225,000 with The Forsythe Group, Inc. to construct the Shreveport Project. The contract calls for the cash payments of $1,225,000 during the building of the Shreveport Project as approved by the contract engineer.

Management Contract
-------------------
On September 10, 1997, The Forsythe Group, Inc. entered into a Management Agreement with the Company for the management of the Facilities to be constructed as a result of the issuance of the Bonds. The Agreement extends to the year 2010, with compensation based on each facility, paying the Manager $1,500 per month of seven percent (7%) of the gross collections of a facility, whichever is greater. The Management Agreement can be terminated by mutual consent of the parties, bankruptcy or for cause.
The Company anticipates the payments under the Management Agreement to The Forsythe Group, Inc. will exceed $60,000 per year.

Other Services Rendered
-----------------------
On September 10, 1997, the Company issued 85,896 shares of common stock of the Company to Joanne M. Caldwell-Bayles in exchange for services rendered in connection with developing the plans for construction for the Ruston Project and a deposit on the plans for the Bossier City, Shreveport, Minden and West Monroe Locations.
On September 10, 1997, the Company issued 57,264 shares of common stock of the Company to Raymond and Jean Nelson in exchange for services rendered in connection with developing the plans for construction for the Ruston Project and a deposit on the plans for the Bossier City, Shreveport, Minden and West Monroe locations.
On May 10, 1998, the Company issued 162,300 shares of common stock of the Company to The Forsythe Group, Inc. in exchange for services rendered in connection with developing plans for the Bossier City and Shreveport Projects.
The Company has also reserved 90,140 shares of Common Stock to be issued to The Forsythe Group, Inc. in exchange for services rendered in connection with developing the plans for the Minden and West Monroe locations.

                                    Part IV.

Item 13.   Exhibits Reports on Form 8-K
---------------------------------------

(a) Exhibits

Ex-20 Cover letter to Bondholders
Ex-27 Financial Data Schedule

(1) Included by reference Prospectus dated June 23, 1998
(2) Included by reference 10-QSB dated June 30, 1998
(3) Included by reference 10-QSB dated September 30, 1998

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of 1998

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Monroe, State of Louisiana, on March 14, 1999.


                                    Senior Retirement Communities, Inc.


                                    /s/ Joanne M. Caldwell-Bayles
                                    -----------------------------------
                                    By: Joanne M. Caldwell-Bayles
                                    President, Finance and Treasurer, Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 1999.



Signature                                  Title

/s/ Joanne M. Caldwell-Bayles
-----------------------------
Joanne M. Caldwell-Bayles                  President, Finance and Treasurer,
                                           Director

/s/ Raymond L. Nelson
-----------------------------
Raymond L. Nelson                          Vice-President, Director


/s/ Jean Gaffney Nelson
-----------------------------
Jean Gaffney Nelson                        Director

                     SENIOR RETIREMENT COMMUNITIES, INC.
                            FINANCIAL STATEMENT
                             DECEMBER 31, 1998

                     Senior Retirement Communities, Inc.
                            Financial Statement
                             December 31, 1998




                             Table of Contents

                                                              Page
        FINANCIAL STATEMENTS:
            Report                                              1
            Balance Sheets                                      2
            Statements of Income                                4
            Statements of Retained Earnings                     5
            Statements of Cash Flows                            6
            Notes to Financial Statements                       8

                             WILLIAM R. HULSEY
                        CERTIFIED PUBLIC ACCOUNTANT
                           2117 FORSYTHE AVENUE
          MEMBER            MONROE, LOUISIANA            MAILING ADDRESS
   AMERICAN INSTITUTE OF                                  P. 0. BOX 2253
CERTIFIED PUBIIC ACCOUNTANTS                         MONROE, LOUISIANA 71207
   SOCIETY OF LOUISANA                                    (318) 362-9900
CERTIFIED PUBLIC ACCOUNTANTS                            FAX (318) 362-9993








Senior Retirement Communities, Inc.
507 Trenton Street
West Monroe, Louisiana


I have audited the accompanying balance sheets of Senior Retirement Communities, Inc. as of December 31, 1998 and 1997 and the related statements of income, retained earnings and cash flows for the year ended December 31, 1998 and for the period from September 10, 1997 to December 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Senior Retirement Communities, Inc. at December 31, 1998 and the results of its operations and its cash flows for the year ended December 31, 1998 and for the period from September 10, 1997 to December 31, 1997 in conformity with generally accepted accounting principles.

March 8, 1999

/S/WILLIAM R HULSEY

William R Hulsey
Certified Public Accountant

                      Senior Retirement Communities, Inc.
                                Balance Sheets

                                                            December 31,
                                                        1998            1997
ASSETS
Current assets:
   Cash                                           $    12,087    $       352
   Escrow cash                                      1,324,496              0
   Prepaid insurance                                    4,125          4,125
                                                   ----------     ----------
   Total current assets                             1,340,708          4,477
                                                   ----------     ----------
Property and equipment:
   Buildings                                        2,875,903              0
   Building construction in progress                4,163,330        716,307
   Furniture and fixtures                              75,102              0
   Land                                             1,508,820        635,000
                                                   ----------     ----------
                                                    8,623,155      1,351,307
   Less: Accumulated depreciation                       5,991              0
                                                   ----------     ----------
   Net property and equipment                       8,617,164      1,351,307
                                                   ----------     ----------

Other assets:
   Deposits                                                 0          2,000
   Deferred charges                                   693,968        120,000
                                                   ----------     ----------
   Total other assets                                 693,968        122,000
                                                   ----------     ----------

                                                  $10,651,840    $ 1,477,784
                                                   ----------     ----------

See accompanying notes.

                      Senior Retirement Communities, Inc.
                                Balance Sheets

                                                            December 31,
                                                        1998            1997
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank overdraft                                 $         0    $    21,405
   Accrued expenses                                   484,801              0
   Residents, deposits                                  3,375              0
   Notes payable                                    1,002,535        450,000
                                                   ----------     ----------
   Total current liabilities                        1,490,711        471,405
                                                   ----------     ----------

Long-term debt:
   Bonds payable                                    7,123,000              0
                                                   ----------     ----------

Other liabilities:
   Due to stockholders and affiliates                 424,217         58,200
                                                   ----------     ----------

Stockholders' Equity
   Common stock, $ 2 par value, 1,500,000
    shares authorized, 624,410 shares issued
    and outstanding                                    62,441         47,441
   Preferred stock, $ 1 par value, 425,000
    shares authorized, issued and outstanding         425,000              0
   Additional paid-in capital                       1,186,379        901,379
   Retained earnings ( deficit ) accumulated
    during the development stage                      (59,908)          (641)
                                                   ----------     ----------
   Total stockholders' equity                       1,613,912        948,179
                                                   ----------     ----------

                                                  $10,651,840    $ 1,477,784
                                                   ----------     ----------

See accompanying notes.

                     Senior Retirement Communities, Inc.
                            Statements of Income

                    For the Year ended December 31, 1998
        and the period from September 10, 1997 to December 31, 1997


                                   December 31, 1998       December 31, 1997
Revenues                             $     16,081            $          0
                                       ----------              ----------

Operating expenses
   Advertising                             12,355                       0
   Automobile                               1,993                       0
   Bank charges                               192                     151
   Casual labor                               174                     380
   Donations                                  200                       0
   Depreciation                             5,991                       0
   Dues and subscriptions                   1,523                       0
   Education and training                   3,063                       0
   Food cost                                3,932                       0
   Housekeeping                             4,407                       0
   Insurance                                8,937                       0
   Interest                                29,675                       0
   Legal and accounting                    10,950                       0
   Maintenance                                672                       0
   Miscellaneous                            7,403                       0
   Office                                   3,260                       0
   Payroll                                 45,330                       0
   Permits                                    245                       0
   Postage and delivery                       756                       0
   Printing                                 4,451                     110
   Taxes                                    2,858                       0
   Telephone                                1,180                       0
   Travel and entertainment                 1,520                       0
   Utilities                                1,840                       0
                                       ----------              ----------
   Total operating expenses               152,907                     641
                                       ----------              ----------

Net income (loss) - operations           (136,826)                   (641)

Other Income
   Gain on sale of real estate             86,059                       0
                                       ----------              ----------

Net income (loss)                         (50,767)                   (641)
                                       ----------              ----------

See accompanying notes.

                     Senior Retirement Communities, Inc.
                  Statements of Retained Earnings ( Deficit
                    For the Year ended December 31, 1998
       and the period from September 10, 1997 to December 31, 1997

                                   December 31, 1998       December 31, 1997
Beginning retained earnings         $      (641)            $         0
Net income (loss)                       (50,767)                   (641)
Preferred dividends paid                 (8,500)                      0
                                     ----------              ----------
Ending retained earnings (deficit)  $   (59,908)            $      (641)
                                     ----------              ----------

See accompanying notes.

                     Senior Retirement Communities, Inc.
                          Statements of Cash Flows
                    For the Year ended December 31, 1998
        and the period from September 10, 1997 to December 31, 1997

                                            December 31,    December 31,
                                                1998            1997
Cash flows from operating activities:
      Revenues received                     $    16,081     $         0
      Cash paid to suppliers and employees     (117,435)         (4,766)
                                             ----------      ----------
  Net cash provided (used) by operations       (101,354)         (4,766)
                                             ----------      ----------

Cash  flows from investing activities                       7
      Acquisitions of land                     (991,500)       (635,000)
      Sales of land                             203,739               0
      Payments towards construction          (5,939,333)       (716,307)
      Payments of deposits                        2,000          (2,000)
      Payment of deferred charges              (573,968)       (120,000)
                                             ----------      ----------
      Net cash provided by (applied to)
      investing activities                   (7,299,062)     (1,473,307)
                                             ----------      ----------

Cash  flows from financing activities
      Issuance of common stock                  300,000         948,820
      Issuance of preferred stock               425,000               0
      Interim construction loans                552,535         450,000
      Issuance of bonds                       7,123,000               0
      Payment of Preferred dividends             (8,500)              0
      Loans from stockholders and affiliates    366,017          58,200
                                             ----------      ----------
  Net cash provided by (applied to)
  financing activities                        8,758,052       1,457,020
                                             ----------      ----------

Net increase (decrease) in cash               1,357,636         (21,053)

Cash at the beginning of the period             (21,053)              0
                                             ----------      ----------

Cash at the end of the period               $ 1,336,583     $   (21,053)
                                             ----------      ----------

See accompanying notes.

                     Senior Retirement Communities, Inc.
                          Statements of Cash Flows
                    For the Year ended December 31, 1998
        and the period from September 10, 1997 to December 31, 1997

                                            December 31,   December 31,
                                                1998           1997

Reconciliation of net income to net cash provided by operations:
Net income (loss) from operations           $  (136,826)   $      (641)

Adjustments to reconcile net income to cash
   provided by operations
   Depreciation                                   5,991              0
   (Increase) in prepaid expenses                     0         (4,125)
   Increase in accrued expenses                  29,481              0


   Net cash provided (used) by operations   $  (101,354)   $    (4,766)

See accompanying notes.

                     Senior Retirement Communities, Inc.
                        Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies

     Nature of Business

     The Company is a Louisiana corporation established to develop assisted living center and dementia facilities for the housing and care of senior citizens in Ruston, Bossier City and Shreveport, Louisiana.

     Basis of Accounting

     The Company uses the accrual basis of accounting and will utilize a calendar year for all reporting purposes.

     Income Taxes

     The Company is treated as a corporation for federal income tax purposes.

     Property, Buildings, Equipment and Depreciation

     Buildings and equipment are stated at cost and are to be depreciated by the straight-line method over their estimated economic lives. Buildings shall include capitalized construction period interest which will be treated as a component cost of the building and depreciated over the same economic life as the building. Some of the land was acquired in a a series of tax free exchange in return for shares of the Company's common stock ( Note 5 ). Consequently, the Company's tax basis in those properties for income tax purposes is the stockholder's basis.

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

                     Senior Retirement Communities, Inc.
                       Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies-(continued)

     Deferred Charges

     Deferred charges represent the costs associated with obtaining long-term financing for the care facilities of the Company. These costs are to amortized over the life of the bonds using the effective interest rate method.

     Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements have been included. Operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB.

     Certain reclassifications have been made to previously reported amounts to conform with the current presentation.

Note 2 - Related Party Transactions

     The Company acquired 6 acres of land at the Ruston location with an estimated fair market value of $ 450,000 in a transaction with one of its stockholders in exchange for 77,500 shares of common stock and by assuming a debt of $ 200,000, which is reflected as a due to stockholders and affiliates. This transaction would have resulted in a gain to the transferring shareholder of approximately $ 95,000 had it not been a tax free exchange. This land is included on the balance sheet at a value of $ 355,000 which is the transferring shareholder's basis in this property.

                     Senior Retirement Communities, Inc.
                        Notes to Financial Statements


Note 2 - Related Party Transactions - (continued)

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

     The Company has entered into a construction contract in the amount of $ 2,750,000 with one of the shareholders to construct the Ruston facility. The contract calls for the cash payments of $ 2,500,000 during the building of the facility as approved by the contract engineer and the issuance of an additional 125,000 shares of common stock at the completion of the project, such stock issuance to represent the builder's profit in the project. As of December 31, 1998, $ 2,470,553 has been paid on this contract.

     The Company has entered into a construction contract in the amount of $ 1,225,000 with one of the shareholders to construct the Shreveport facility. The contract calls for the cash payments during the building of the facility as approved by the contract engineer. As of December 31, 1998, $ 919,115 has been paid on this contract.

     The Company has entered into a construction contract in the amount of $ 2,200,000 with one of the shareholders to construct the Bossier City facility. The contract calls for the cash payments during the building of the facility as approved by the contract engineer. As of December 31, 1998, $ 1,928,455 has been paid on this contract.

     Due to stockholders and affiliates consist of amounts advanced by stockholders and other related entities.

                     Senior Retirement Communities, Inc.
                       Notes to Financial Statements


Note 2  - Related Party Transactions - (continued)

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

Note 3 - Deferred Charges

     Deferred charges are summarized as follows:
     Loan fees                         $ 693,968
     The loan fees are to be amortized as interest expense over the life of the related loan by use of the interest method.

Note 4 - Notes Payable

     Notes payable at December 31, 1998 consists of the following:

         1. Church Loans        $   270,474
         2. Church Loans            618,745
         3. Church Loans            113,316
                                 ----------
         Total                  $ 1,002,535
                                 ----------

     1. Note payable to Church Loans, dated December 1. 1997. This note is to provide the funding for the construction of the Ruston location in an amount not to exceed $ 2,700,000. The loan is to be repaid from the permanent financing of the project through the issuance of bonds on a best efforts basis. This note calls for the payment of interest at a rate of prime ( as published in the Wall Street Journal plus two percent but in no case shall the rate be less than ten and one-half percent per annum. The lender shall maintain a co-first mortgage position on the Ruston location until such time as the bonds are sold. At that time Church Loans will maintain a co-first mortgage position for any amounts which are not liquidated by the bond proceeds in such proportion that said amount bears to the amount of bonds issued for that location.

                     Senior Retirement Communities, Inc.
                        Notes to Financial Statements


Note 4 -  Notes Payable - (continued)

     2. Note payable Church Loans, dated April 28, 1998. This note is to provide the funding for the construction of the Bossier City location in an amount not to exceed $ 2,200,000. The loan is to be repaid from the permanent financing of the project through the issuance of bonds on a best efforts basis. This note calls for the payment of interest at a rate of prime ( as published in the Wall Street Journal plus two percent but in no case shall the rate be less than ten and one-half percent per annum. The lender shall maintain a co-first mortgage position on the Bossier City location until such time as the bonds are sold. At that time Church Loans will maintain a cofirst mortgage position for any amounts which are not liquidated by the bond proceeds in such proportion that said amount bears to the amount of bonds issued for that location.

     3. Note payable Church Loans, dated April 28, 1998. This note is to provide the funding for the construction of the Shreveport location in an amount not to exceed $ 1,845,000. The loan is to be repaid from the permanent financing of the project through the issuance of bonds on a best efforts basis. This note calls for the payment of interest at a rate of prime ( as published in the Wall Street Journal plus two percent but in no case shall the rate be less than ten and one-half percent per annum. The lender shall maintain a co-first mortgage position on the Shreveport location until such time as the bonds are sold. At that time Church Loans will maintain a co-first mortgage position for any amounts which are not liquidated by the bond proceeds in such proportion that said amount bears to the amount of bonds issued for that location.

     Through December 31, 1998, the Company has incurred $ 562,468 of interest expense, of which $ 532,793 has been treated as construction period interest and included as part of the Building construction on progress on the balance sheet and the remainder of $ 29,675 has been charged to operations.

                     Senior Retirement Communities, Inc.
                        Notes to Financial Statements


Note 5 - Issuances of Common Stock

     The Company was formed September 10, 1997.  The Company has issued
     Common Stock totalling 624,410 shares of $ .10 par value in exchange for property and cash as follows:
                                                              Total Issue
Description                                  Shares             Amount
1.  Certificate number 1 issued in           20,417           $    40,834
    exchange for cash

2.  Certificate number 2 issued in           85,896               171,792
    exchange for services rendered
    in connection with developing the
    plans for construction for the Ruston
    location and a deposit on the plans
    for Bossier City and Shreveport.

3.  Certificate number 3 issued in           20,417                40,834
    exchange for cash

4.  Certificate number 4 issued in           77,500               155,000
    exchange for the equity in 6
    acres of land at the Ruston location.

5.  Certificate number 5 issued in           40,000                80,000
    exchange for 20 acres of land at
    the Ruston location.

6.  Certificate number 6 issued in           57,264               114,528
    exchange for services rendered
    in connection with developing the
    plans for construction for the Ruston
    location and a deposit on the plans
    for the Bossier City and Shreveport
    locations

7.  Certificate number 7 issued in           20,416                40,832
    exchange for cash

8.  Certificate number 8 issued in          100,000               200,000
    exchange for land at the West
    Monroe location.

9.  Certificate number 9 issued in           52,500               105,000


                     Senior Retirement Communities, Inc.
                        Notes to Financial Statements


Note 5 - Issuances of Common Stock - continued
10. Certificate number 10 issued in         150,000               300,000
    exchange for services rendered
    in connection with developing the
    plans for construction for the Ruston
    Bossier City, and Shreveport           --------            ----------

    Totals                                  624,410           $ 1,248,820


    The Company has also reserved 102,440 shares of Common Stock to be issued at the completion of the services described above relative to certificates 2 and 6.

Note 6 - Issuances of Preferred Stock

     In April of 1998 the Company issued 425,000 shares of Preferred Stock in connection with a purchase of land for the Bossier City, Louisiana location, The stock certificates were issued as follows:

     Description                                 Shares          Amount
     1.  Certificate number 1 issued in         100,000        $100,000
         exchange for land
     2.  Certificate number 2 issued in         100,000        $100,000
         exchange for land
     3.  Certificate number 3 issued in         100,000        $100,000
         exchange for land
     4.  Certificate number 4 issued in         100,000        $100,000
         exchange for land
     5.  Certificate number 5 issued in          25,000        $ 25,000
         exchange for land                     --------      ----------

         Totals                                 425,000        $425,000
                                               ========      ==========

     The Preferred Stock issued accrues dividends at the rate of four percent per year for each of the first two years, then six percent per year for the next two years then at eight percent per year for the final two years. The Preferred Stock is callable at the Company's option and shall be redeemed at the end of the sixth year if still outstanding. The preferred shareholders have an option to purchase common stock at a twenty percent discount at any time within eight years of the preferred stock issue date if the Company issues additional common stock through a public offering.

                     Senior Retirement Communities, Inc.
                       Notes to Financial Statements


Note 7  - Development Stage Operations

     The Company has begun construction of the Ruston, Shreveport, and Bossier City facilities. Ruston was completed effective December 1, 1999, while Shreveport and Bossier City are scheduled to open in early 1999. The expenditures related to the Shreveport and Bossier City projects are reflected as building construction in progress on the balance sheet while the completed Ruston project is shown as buildings.

Note 8  - Bonds Payable

     On June 23, 1998, the Company's issue of $ 9,000,000 of bonds became effective. These bonds are to become the permanent financing for the projects under construction reflected in this financial statement. As of December 31, 1998, these bonds are in the process of being sold with the proceeds of these bond sales being used to liquidate the construction loans noted in note 4. As of December 31, 1998, the status of these bonds is as follows:
                            Amount        Amount
          Location        Authorized      Issued

          Ruston        $ 3,685,000     $ 3,228,750
          Bossier City    3,470,000       3,349,250
          Shreveport      1,845,000       1,845,000
                         ----------      ----------
          Totals          9,000,000     $ 8,423,000
                         ----------      ----------

     These bonds have varying interest rates from 7.5 percent per annum to 11 percent per annum. The maturity of these bonds is from one to twenty years.