Form 10QSB
period 1999-03-31
SENIOR RETIREMENT COMMUNITIES INC
filed 1999-05-13
CIK 1053649

SECURITIES AND EXCHANGE COMMISSION


                         Washington, D.C. 20549


                              FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                     FOR QUARTER ENDED MARCH 31, 1999

                    Senior Retirement Communities, Inc.

            (Exact name of registrant as specified in its charter)


             Louisiana                                   72-1394159
----------------------------------            -------------------------------
(State or other jurisdiction                     (IRS Employer Identification
    of incorporation                                       Number
     or organization)



             507 Trenton Street, West Monroe, Louisiana 71291

             (Address of principal executive offices)(Zip code)

      Registrant's telephone number, including area code (318) 323-2115


   Number of share outstanding of each of the registrant's class of common shares and preferred shares, as of
                               March 31, 1999

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


                Yes  X                     No
                   ------                    -------

                       Senior Retirement Communities, Inc.
                                Form 10-QSB
                            TABLE OF CONTENTS

Part 1: Financial Information                                     Page

Item 1. Financial Statements (Unaudited)

     Balance Sheets as of March 31, 1999  (unaudited) ............. 2

     Statements of Income for the three months ended
     March 31, 1999 (unaudited) and three months ended
     March  31, 1998 (unaudited)................................... 3

     Statement of Retained Earnings for the three months
     March 31, 1999 (unaudited) and March 31, 1998 (unaudited)..... 5

     Statements of Cash Flows for the three months ended
     March 31, 1999 and ended March 31, 1998 (unaudited)........... 6-7

     Notes to Financial Statements................................. 8-11

Item 2. Management's Discussion and Analysis of Financial Conditions
        and Results  of Operations................................. 12-16


Part II: Other Information

Item 1.  Legal Proceedings......................................... 16

Item 2.  Changes in Securities..................................... 16

Item 3.  Defaults Upon Senior Securities........................... 16

Item 4.  Submission of Matters to a Vote of Security Holders....... 16

Item 5.  Other Information......................................... 16

Item 6.  Other Matters............................................. 16

Item 7.  Exhibits and reports on Form 8-K ......................... 16

                     SENIOR RETIREMENT COMMUNITIES, INC.

                            FINANCIAL STATEMENT

                             MARCH 31, 1999

                       Senior Retirement Communities, Inc.
                               Financial Statement
                                 March 31, 1999





                               Table of Contents


                                                         Page
FINANCIAL STATEMENTS:
     Report                                                1
     Balance Sheet                                         2
     Statement of Income                                   4
     Statement of Retained Earnings                        5
     Statement of Cash Flows                               6
     Notes to Financial Statements                         8

                      Senior Retirement Communities, Inc






To the Board of Directors and Shareholders
Senior Retirement Communities, Inc.
West Monroe, Louisiana


The accompanying balance sheet of Senior Retirement Communities, Inc.
as of March 31, 1999 and the related statement of income, retained earnings and cash flows for the three months then ended March 31, 1999 and three months then ended March 31, 1998 were prepared internally from the books and records of Senior Retirement Communities, Inc. These financial statements were not audited or reviewed.


Joanne Caldwell-Bayles
President, Senior Retirement Communities, Inc.

May 7, 1999


507 Trenton Street West Monroe, LA 71291 - 318 323-2115  - FAX 318-3236281

                                                                         -2-
                       Senior Retirement Communities, Inc.

                                Balance Sheet

                               March 31, 1999

ASSETS
Current assets:
   Cash                                               $     10,525
   Escrow cash                                             361,018
   Sinking fund cash                                       172,005
                                                       -----------
   Total current assets                                    543,548
                                                       -----------

Property, plant and equipment
   Buildings                                             7,812,888
   Furniture and fixtures                                   93,608
   Land                                                  1,508,820
                                                       -----------
                                                      $  9,415,316
   Less:  Accumulated depreciation                          34,223
                                                       -----------
   Net property and equipment                            9,381,093
                                                       -----------

                                                      $  9,924,641
                                                       -----------

See accompanying notes.

                     Senior Retirement Communities, Inc.                 -3-

                               Balance Sheet

                              March 31, 1999


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses            $     21,448
                                                       -----------
Long-term debt:
     Bonds payable                                       7,986,887
                                                       -----------

Other liabilities:
     Due to stockholders and affiliates                    588,641
                                                       -----------

Stockholders' Equity
     Common stock, $2 par value, 1,500,000
       shares authorized, 624, 410 shares issued
       and outstanding                                      62,441
     Preferred stock, $ 1 par value, 425,000
       shares authorized, issued and outstanding           425,000
     Additional paid-in capital                          1,186,379
     Retained earnings (deficit) accumulated
       during the development stage                       (346,155)
                                                       -----------
     Total stockholders' equity                          1,327,665
                                                       -----------

                                                      $  9,924,641
                                                       -----------

See accompanying notes.

                     Senior Retirement Communities, Inc.                 -4-
                            Statement of Income
                        For the three months ended

                                          March 31, 1999      March 31, 1998
Revenues                                  $       32,639      $            0
                                           -------------       -------------
Operating expenses
   Accounting                                     12,000                   0
   Activities                                        885                   0
   Advertising                                     6,231                   0
   Automobile                                        713                 319
   Bank charges                                      104                  27
   Bond agent fees                                10,630                   0
   Carpet cleaning                                    88                   0
   Consulting                                     15,000                   0
   Casual labor                                        0                   0
   Decorations                                       620                   0
   Depreciation                                   28,232                   0
   Dues and subscriptions                            370                 125
   Employee acquisition and training               3,308                   0
   Equipment rental                                  238                   0
   Food cost                                       6,247                   0
   Housekeeping                                    1,615                   0
   Insurance                                       6,614                   0
   Interest                                      128,182                   0
   Legal and accounting                              150                  50
   Licenses and permits                              264                   0
   Management fees                                 2,124                   0
   Miscellaneous                                     618                   0
   Office                                          1,429                   0
   Payroll                                        54,164                   0
   Postage and delivery                              797                 154
   Printing                                        4,736                 272
   Promotion                                       1,490                   0
   Repairs                                         1,822                   0
   Taxes                                           1,506                   0
   Telephone                                       4,401                   0
   Travel and entertainment                        2,794                 175
   Uniforms                                          182                   0
   Utilities                                      14,283                   0
   Van expense                                     2,799                   0
                                           -------------       -------------
   Total operating expenses                      314,636               1,135
                                           -------------       -------------
Net income (loss)                         $     (281,997)     $       (1,135)
                                           -------------       -------------
Earning (Loss) per share                  $        (0.45)                0.00

See accompanying notes.


                        Senior Retirement Communities, Inc.              -5-

                      Statement of Retained Earnings ( Deficit )

                             For the three months ended

                                          March 31, 1999      March 31, 1998
Beginning retained earnings               $      (59,908)     $         (641)

Net income  (loss)                              (281,997)             (1,135)

Preferred dividends paid                          (4,250)                  0
                                           -------------       -------------

Ending retained earnings (deficit)        $     (346,155)     $       (1,776)
                                           -------------       -------------

See accompanying notes.

                        Senior Retirement Communities, Inc.              -6-

                             Statement of Cash Flows

                            For the three months ended

                                                  March 31,     March 31,
                                                    1999           1998
Cash flows from operating activities:
         Revenues received                        $    32,639   $         0
        Cash paid to suppliers and employees         (259,152)       (1,135)
                                                   ----------    ----------
Net cash provided (used) by operations               (226,513)       (1,135)
                                                   ----------    ----------

Cash flows from investing activities
        Purchase of equipment                         (18,506)            0
        Payments towards construction                (773,655)    (265, 905)
        Payments of deposits                                0        (2,000)
        Payment of deferred charges                  (154,750)     (120,000)
                                                   ----------    ----------

        Net cash provided by (applied to)
        Investing activities                         (946,911)     (387,905)
                                                   ----------    ----------

Cash flows from financing activities
        Payment of construction loans              (1,002,535)      211,465
        Issuance of bonds                           1,462,500             0
        Payment of bonds                             (239,750)            0
        Payment of Preferred dividends                 (4,250)            0
        Loans from stockholders and affiliates        164,424       198,753
                                                   ----------    ----------
 Net cash provided by (applied to)
     financing activities                             380,389       410,218
                                                   ----------    ----------

Net increase (decrease) in cash                      (793,035)       21,178

Cash at the beginning of the period                 1,336,583       (21,053)
                                                   ----------    ----------

Cash at the end of the period                         543,548           125
                                                   ----------    ----------

See accompanying notes.

                       Senior Retirement Communities, Inc.               -7-

                            Statement of Cash Flows

                          For the three months ended

                                                  March 31,        March 31,
                                                   1999              1998

Reconciliation of net income to net cash provided by operations:
Net income  (loss) from operations             $   (281,997)    $    (1,135)

Adjustments to reconcile net income to cash
   provided by operations
   Depreciation                                      28,232               0
   Amortization deferred charges                      5,054               0
   Decrease (increase) in prepaid expenses            4,125               0
   Increase in accrued expenses                      18,073               0

   Net cash provided (used) by operations      $   (226,513)    $    (1,135)

See accompanying notes.

                    Senior Retirement Communities, Inc.                  -8-

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

     Property, Buildings, Equipment, and Depreciation

     Buildings and equipment are stated at cost and are to be depreciated by the straight-line method over there estimated economic lives. Buildings include capitalized construction period interest which will be treated as a component cost of the building and depreciated over the same economic life as the building.

     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affects certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Advertising

     The Company follows the policy of charging the costs of advertising to expense as incurred.

                   Senior Retirement Communities, Inc.                    -9-

Notes to Financial Statements


Note 1- Summary of Significant Accounting Policies- (continued)

     Deferred Charges

     Deferred charges represents the costs associated with obtaining long term financing for the care facilities of the Company. These costs are to be amortized over the life of the bonds using the effective interest rate method.

     Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements have been included. Operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-QSB.

     Certain reclassifications have been made to previously reported amounts to conform with the current presentation.

Note 2 - Related Party Transactions

     The Company has entered into a construction contract in the amount of $ 2,750,000 with one of the shareholders to construct the Ruston facility. The contract calls for the cash payments of $ 2,500,000 during the building of the facility as approved by the contract engineer and the issuance of an additional 125,000 shares of common stock at the completion of the project, such stock issuance to represent the builder's profit in the project. As of March 31, 1999, $ 2,470,553 has been paid on this contract.

     The Company has entered into a construction contract in the amount of $ 1,225,000 with one of the shareholders to construct the Shreveport facility. The contract calls for the cash payments during the building of the facility as approved by the contract engineer. As of March 31, 1999, $ 1,204,033 has been paid on this contract.

                      Senior Retirement Communities, Inc.                -10-

                        Notes to Financial Statements


Note 2- Related Party Transactions - (continued)

     The Company has entered into a construction contract in the amount of $2,200,000 with one of the shareholders to construct the Bossier City facility. The contract calls for the cash payments during the building of the facility as approved by the contract engineer. As of March 31, 1999, $ 2,172,888 has been paid on this contract.

     Due to stockholders and affiliates consist of amounts advanced by stockholders and other related entities.

     Through March 31, 1999, the Company has incurred $ 217,487 of interest expense, of which $ 89,305 has been treated as construction period interest and included as part of the Building construction on progress on the balance sheet and the remainder of $ 128,182 has been charged to operations.


Note 3 - Preferred Stock

     The Preferred Stock issued accrues dividends at the rate of four percent per year for each of the first two years, then six percent per year for the next two years then at eight percent per year for the final two years. The Preferred Stock is callable at the Company's option and shall be redeemed at the end of the sixth year if still outstanding.
     The preferred shareholders have an option to purchase common stock at a twenty percent discount at any time within eight years of the preferred stock issue dates if the Company issues additional common stock through a public offering.


Note 4 - Development Stage Operations

     The Company has completed construction of the Ruston, Shreveport, and Bossier City facilities. Ruston was completed effective December 1, 1998, Shreveport was completed January 22, 1999 and Bossier City was completed March 10, 1999.

                      Senior Retirement Communities, Inc.                -11-

Notes to Financial Statements


Note 5 - Bonds Payable

     On June 23, 1998, the Company's issue of $ 9,000,000 of bonds became effective. These bonds are to become the permanent financing for the projects reflected in this financial statement. As of March 31, 1999, these bonds are in the process of being sold with the proceeds of these bond sales used to liquidate the construction loans. As of April 16, 1999, the status of these bonds is as follows:

                              Amount            Amount
          Location          Authorized          Issued
          Ruston           $ 3,685,000          $ 3,407,750
          Bossier City       3,470,000            3,443,750
          Shreveport         1,845,000            1,845,000
                            ----------           ----------
          Totals           $ 9,000,000          $ 8,423,000
                            ----------           ----------

     These bonds have varying interest rates from 7.5 percent per annum to 11 percent per annum. The maturity of these bonds is from one to twenty years.

                                                                         -12-
               MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
                     CONDITIONS AND RESULTS OF OPERATIONS

This commentary should be read in conjunction with the following documents for a full understanding of Senior Retirement Communities, Inc. financial condition and the status of the Company which reflects little or no operations; the entire Prospectus dated June 23, 1998; 10KSB for the period ending
December 31, 1998; and the unaudited financial statement presented herein along with all of the footnotes thereto as well as Method of Operation which provides additional information.

As a result of the Company having little or no operations as of the end of the first quarter, readers should be aware of the success and/or failures within the assisted living industry. Because the bonds are being sold on a best efforts basis, particular attention should be paid to the bond sale results as set forth in footnote 5 of the financial statement.

The Ruston, Louisiana ALF containing 48, combination units (assisted/ independent living units) opened for business in October 1998. The Company is converting independent living units and adding additional facilities to be operated as a 16-unit Dementia facility, along with activity and dinning facilities. When completed the Ruston ALF will contain 40 Assisted/Independent and 16 Alzheimer's units. The conversion is the result of an increase demand for Alzheimer's facilities in the area and a decrease
in independent living facility needs.   As of May 5, 1999, the Ruston facility
had eleven residents in assisted living, two deposits moving in for assisted living, two residents be scheduled to move in the dementia facility as soon as construction is completed, which is expected within two weeks. Therefore the facility is anticipated to be twenty-seven (27%) per cent occupied within two weeks, not counting day care.

One facility is located in Bossier City, with a 36-unit assisted living facility and a 24-unit Dementia facility. The Bossier City facilities open for business on March 10, 1999. As of May 5, 1999 the Bossier facilities has two residents in assisted living and two in the dementia unit and two dementia day care residents. Therefore the facility is seven (7%) per cent occupied as of May 5, 1999 not counting day care.

The other site is located in Shreveport, Louisiana consisting of a 24-unit Dementia facility. The Shreveport facility opened for business on January 22, 1999. As of May 5, 1999 six out of twenty-four units were occupied with full time residents. In addition to the full time residents, there were three day care residents. Therefore the facility is twenty-five (25%) occupied as of May 5, 1999 not counting day care.

                                                                         -13-
The construction of the facilities were financed through the sale of Co-First Mortgage bonds as set forth in the prospectus dated June 23, 1998 with construction loans provided by Church Loans and Investments
Trust.

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

Change in Employees

Prior to the opening of the Ruston ALF, the Company had no operations. Employees consisted of the President, Joanne M. Caldwell-Bayles, and two other employees. As of May 5, 1999, the Company had forty-six employees. As occupancy increases, additional employees will be required. The number required will be determined by the increase in occupancy of each facility.


Results of operations:

The Company's first ALF opened for business on October 16, 1998 in Ruston, Louisiana. The facility has been well received by the community. There have been insufficient rentals to form an opinion of future success with any certainty. The operating loss for the first quarter of 1999 was $281,997, which included start-up costs for Bossier City and Shreveport facilities.
The Shreveport and Bossier City facilities were opened for business in the first quarter of 1999 at which point all of the facilities were open and operating. Operating expenses for the first quarter of 1999 exceeded expectations because of delays in opening due to weather and increased training cost for each facility.



                                                                         -14-
Major changes in Financial Conditions

The major changes in financial condition between March 31, 1998 and March 31, 1999 is as follows: Current assets consisted primarily of cash in the amount of $5,43,548. Cash is restricted as follows: $172,005 to fund bond reserve accounts and the balance of $361,018 is restricted to pay operating fund payments. Property and equipment increased from $8,617,164 as of December 31,1998 to $9,381,093 as of March 31, 1999. The increase is the result of completion of building projects and acquisition of equipment for the three locations. Total current liabilities decreased $1,490,711 as of December 31, 1998 to $21,448 as of March 31, 1999 consisting primarily due to retirement of interim construction loans. Long term debt increased from $7,123,000 as of December 31, 1998 to $7,986,887 as of March 31,
1999 which consisted of bond payables. Liabilities due stockholders and affiliates increased from $424,217 as of December 31, 1998 to $588,641 as of March 31, 1999. Total stockholders equity decreased from $1,613,912 as of December 31, 1998 to $1,327,665 as of March 31, 1999 due to the operating loss for the first quarter.

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

1. Place in storage at each community a five-day supply of food items, including canned meats and vegetables, water, and other non-perishable items necessary for providing meals.
2. Prepare, with the assistance of residents, a five-day supply of clothing that will not have to be cleaned in order to aid in healthy living.
3. Encourage physicians to obtain and supply adequate supply of necessary medical needs of residence.
4. Encourage residents and their families to meet the financial needs for each resident by having some cash on hand at the end of the year. The cash to be reserved for residences should not be held at the residents quarters.
5. Work with local officials in preparing a safety plan of operation in event of failure of medical, public safety, utilities and other services.
6.     Adequate fuel to operate vehicles, heating devices and other services.
7. Such other assistance that may come to our attention as the Company continues to monitor the year 2000 problems.

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

             None

     Item 3. Defaults Upon Senior Securities

             None


     Item 4. Submission of Matters to a Vote of Security Holders

             None

     Item 5. Other Information

             None

     Item 6: Other Matters

             None

     Item 7. Exhibits and reports on Form 8-K

             None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                          Senior Retirement Communities, Inc. (Registrant)

                              /S/JOANNE M CALDWELL-BALYES

Date: May 5, 1999         By: Joanne M. Caldwell-Bayles
                              President, Finance and Treasurer