Form 10QSB
period 1999-06-30
SENIOR RETIREMENT COMMUNITIES INC
filed 1999-08-12
CIK 1053649

SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549


                                 FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED June 30, 1999

                       Senior Retirement Communities, Inc.
 ----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


             Louisiana                                   72-1394159
_____________________________                    _______________________
(State or other jurisdiction of                (IRS Employer Identification
      incorporation                                        Number)
     or organization)



                507 Trenton Street, West Monroe, Louisiana 71291
 ----------------------------------------------------------------------------
               (Address of principal executive offices)(Zip code)

       Registrant's telephone number, including are code (318) 323-2115


   Number of share outstanding of each of the registrant's class of common shares and preferred shares, as of June 30, 1999

                   Common Shares 15,138,200  no  par value:
             Preferred shares 425,000 par value  $1.00 per share:




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report) and (2) has subject to such filing requirements for the past ninety (90) days.


                     Yes   X                   No
                        -------                  -------

                        Senior Retirement Communities, Inc.
                                  Form 10-QSB
                               TABLE OF CONTENTS

Part 1: Financial Information                                     Page


Item 1. Financial Statements (Unaudited)

     Balance Sheets as of June 30, 1999 (unaudited) .............. 2-3

     Statements of Income for the three and six months
     ended June 30, 1999 and 1998 (unaudited)..................... 4-5

     Statement of Retained Earnings for the three
     and six months ended June 30, 1999 and 1998 (unaudited)...... 6

     Statements of Cash Flows for the three months and
     six months ended June 30, 1999 and 1998 (unaudited).......... 7-8

     Notes to Financial Statements................................ 9-12

Item 2. Management's Discussion and Analyses of Financial Conditions
        and Results of Operations................................. 13-18


Part II: Other Information

Item 1.  Legal Proceedings........................................ 18

Item 2.  Changes in Securities.................................... 18

Item 3.  Defaults Upon Senior Securities.......................... 18

Item 4.  Submission of Matters to a Vote of Security Holders...... 18

Item 5.  Other Information........................................ 19

Item 6.  Other Matters............................................ 19

Item 7.  Exhibits and reports on Form 8-K ........................ 19

                    SENIOR RETIREMENT COMMUNITIES, INC.

                           FINANCIAL STATEMENT

                             JUNE 30, 1999

                  Senior Retirement Communities, Inc.
                         Financial Statement
                            June 30, 1999


                          Table of Contents

                                               Page
FINANCIAL STATEMENTS:
     Report                                     1
     Balance Sheet                              2
     Statement of Income                        4
     Statement of Retained Earnings             6
     Statement of Cash Flows                    7
     Notes to Financial Statements              9

                    Senior Retirement Communities, Inc


To the Board of Directors and Shareholders
Senior Retirement Communities, Inc.
West Monroe, Louisiana


The accompanying balance sheet of Senior Retirement Communities, Inc.
As of June 30, 1999, and the related statement of income, retained earnings and cash flows for the three and six months ended June 30, 1999, and 1998, were prepared internally from the books and records of Senior Retirement Communities, Inc. These financial statements were not audited or reviewed.


Joanne Caldwell-Bayles
President, Senior Retirement Communities, Inc.

August 3, 1999

















  507 Trenton Street West Monroe, LA 71291 - 318 323-2115  - FAX 318-3236281

                        Senior Retirement Communities, Inc.

                                 Balance Sheet

                                 June 30, 1999

ASSETS

Current assets:
   Cash                                        $          0
   Escrow cash                                      395,331
   Sinking fund cash                                561,568
                                                -----------
   Total current assets                             956,899
                                                -----------

Property, plant and equipment
   Buildings                                      8,778,010
   Furniture and fixtures                           112,621
   Land                                           1,508,820
                                                -----------
                                                 10,399,451
   Less:  Accumulated depreciation                   88,913
   Net property and equipment                    10,310,538
                                                -----------


                                               $ 11,267,437
                                                -----------

See accompanying notes.

                        Senior Retirement Communities, Inc.               -3-

                                   Balance Sheets

                                   June 30, 1999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses           $     38,931
                                                      -----------
Long-term debt:
     Bonds payable                                      9,118,917
                                                      -----------
Other liabilities:
     Due to stockholders and affiliates                   895,976
                                                      -----------
Stockholders' Equity
     Common stock, No par value, 90,000,000
      shares authorized, 15,138,200 shares issued
      and outstanding                                   1,498,820
     Preferred stock, $ 1 par value, 20,000,000
       shares authorized, 425,000 shares issued           425,000
       and outstanding
     Retained earnings (deficit)                         (710,207)
                                                      -----------
     Total stockholders' equity                         1,213,613
                                                      -----------

                                                     $ 11,267,437
                                                      -----------

See accompanying notes.

                        Senior Retirement Communities, Inc.               -4-

                               Statements of Income

                      For the      For the        For the       For the
                    three months  six months    three months   six months
                       ended        ended          ended         ended
                      June 30,     June 30,       June 30,      June 30,
                       1999         1999           1998           1998

Revenues            $    144,455  $    177,094  $          0   $          0
                     -----------   -----------   -----------    -----------

Expenses
Accounting                 9,000        21,000             0              0
Activities                   968         1,853             0              0
Advertising               14,901        21,132             6              6
Automobile                 2,791         3,504             0              0
Bank Charges                 231           335             8             35
Bond Agent Fees                0        10,630             0              0
Cable Expense                 46            46             0              0
Carpet Cleaning              758           846             0              0
Casual labor               1,026         1,026           174            174
Consulting                10,000        25,000             0              0
Decorations                  550         1,170             0              0
Depreciation              54,690        82,922             0              0
Donations                      0             0           150            150
Dues & subscripts.           592           962           125            250
Employee incentives            0         1,265           793          1,266
Employee Screening           684         2,727             0              0
Employee training          1,215         1,215             0              0
Equipment rental             712           950             0              0
Food Costs                14,010        20,257             0              0
Gloves                       190           190             0              0
Housekeeping                 322         1,937             0              0
Insurance                  9,266        15,880           107            107
Interest                 222,668       350,850             0              0
Kitchen supplies             106           106             0              0
Laundry                      215           215             0              0
Lawn Care                  3,413        3 ,413             0              0
Legal & acct.                  0             0           160            210
Licenses & permits           400           664             0              0
Light Bulbs                   14            14             0              0
Linens                        12            12             0              0
Management Fees           14,070        16,194             0              0
Miscellaneous                 43           811             0              0
Office                         0           336             0              0
Office Supplies            2,090         3,183             0              0
Paper Goods                  700           700             0              0
Payroll Expenses          95,912       150,076             0              0
Pest Control                 955           955             0              0
Pet Supplies                 394           394             0              0
Postage & Delivery           614         1,411             0              0
Printing                   3,510         8,246             0            272
Professional fees            150           150             0              0
Promotion                  1,227         2,717             0              0
Rental Bonus                 700           700             0              0

Continue income statement......
See accompanying  notes

                        Senior Retirement Communities, Inc.               -5-
                               Statements of Income

                      For the      For the        For the       For the
                    three months  six months    three months   six months
                       ended        ended          ended         ended
                      June 30,     June 30,       June 30,      June 30,
                       1999         1999           1998           1998

Repairs                    2,968         4,790             0              0
Resident Gifts               333           333             0              0
Taxes                         31         1,537         2,643          2,656
Telephone                  2,858         7,259             0              0
Training & Education         822           822             0              0
Travel & Entertain         2,533         5,327             0            175
Uniforms                      85           267             0              0
Utilities                 21,085        35,368             0              0
Van Expense                2,709         5,508             0              0
Waste Removal              1,434         1,434             0              0
Wellness                     254           254             0              0
                     -----------   -----------   -----------    -----------
Total Expenses           504,257       818,893         4,166          5,301
                     -----------   -----------   -----------    -----------
Net Income  (-Loss) $   (359,802) $   (641,799) $     (4,166)  $     (5,301)
                     -----------   -----------   -----------    -----------

See accompanying notes

                        Senior Retirement Communities,  Inc.              -6-

                     Statement of Retained Earnings ( Deficit )

                      For the      For the        For the       For the
                    three months  six months    three months   six months
                       ended        ended          ended         ended
                      June 30,     June 30,       June 30,      June 30,
                       1999         1999           1998           1998

Beginning retained
 earnings           $   (346,155) $    (59,908) $     (1,776)  $       (641)

Net income (loss)       (359,802)     (641,799)       (4,166)        (5,301)

Preferred dividends
 paid                     (4,250)       (8,500)            0              0
                     -----------   -----------   -----------    -----------

Ending retained
 earnings (deficit) $   (710,207) $   (710,207) $     (5,942)  $     (5,942)
                     -----------   -----------   -----------    -----------

See accompanying notes.

                        Senior Retirement Communities, Inc.               -7-

                             Statement of Cash Flows

                              For the months ended


                      For the      For the        For the       For the
                    three months  six months    three months   six months
                       ended        ended          ended         ended
                      June 30,     June 30,       June 30,      June 30,
                       1999         1999           1998           1998

Cash flows from operating activities:
    Revenues
     received       $    144,455  $    177,094  $          0   $          0

    Cash paid to
     suppliers &
     employees          (427,030)     (691,236)       (4,166)        (5,301)
                     -----------   -----------   -----------    -----------
Net cash provided
 (used) by
 operations             (282,575)     (514,142)       (4,166)        (5,301)
                     -----------   -----------   -----------    -----------

Cash flows from investing activities

    Purchase of
     equipment           (19,013)      (37,519)            0              0

    Payments towards
     construction       (965,122)   (1,738,777)   (1,246,185)    (1,512,090)
    Purchase of land           0             0      (991,500)      (991,500)
    Payments of
     deposits                  0             0             0         (2,000)
    Payment of
     deferred charges          0      (154,750)     (201,782)      (321,782)
                     -----------   -----------   -----------    -----------
Net cash provided by
 (applied to)
 Investing activities   (984,135)   (1,931,046)   (2,439,467)    (2,827,372)
                     -----------   -----------   -----------    -----------

Cash flows from financing activities
    Payment of
     construction
     loans                     0    (1,002,535)    1,757,272      1,968,737
    Issuance of
     bonds             1,126,976     2,594,530             0              0
    Payment of
     bonds                     0      (239,750)            0              0
    Payment of
     Preferred
     dividends            (4,250)       (8,500)            0              0
    Loans from
     stockholders
     and
     affiliates          307,335       471,759       (27,631)       171,122
    Issuance of
     stock               250,000       250,000       725,000        725,000
                     -----------   -----------   -----------    -----------
Net cash provided
 by (applied to)
 financing
 activities            1,680,061     2,065,504     2,454,641      2,864,859
                     -----------   -----------   -----------    -----------
Net increase
 (decrease) in cash      413,351      (379,684)       11,008         32,186

Cash at the beginning
 of the period           543,548     1,336,583           125        (21,053)
                     -----------   -----------   -----------    -----------
Cash at the end of
 the period              956,899       956,899        11,133         11,133
                     -----------   -----------   -----------    -----------

See accompanying notes

                        Senior Retirement Communities, Inc.               -8-

                              Statement of Cash Flows

                               For the months ended

                      For the      For the        For the       For the
                    three months  six months    three months   six months
                       ended        ended          ended         ended
                      June 30,     June 30,       June 30,      June 30,
                       1999         1999           1998           1998

Reconciliation of net income to net cash provided by operations:
Net income (loss)
 from operations    $   (359,802) $   (641,799) $     (4,166)  $     (5,301)

Adjustments to
 reconcile net
 income to cash

    Provided by
     operations
    Depreciation          54,690        82,922             0              0
    Amortization
     deferred
     charges               5,054         5,054             0              0
    Decrease
     (increase) in
     prepaid
     expenses                  0         4,125             0              0
    Increase in
     accrued
     expenses             17,483        35,556             0         21,405
                     -----------   -----------   -----------    -----------
    Net cash
     provided (used)
     by Operations  $   (282,575) $   (514,142) $     (4,166)  $     16,104
                     -----------   -----------   -----------    -----------

See accompanying notes.

                                                                          -9-
                        Senior Retirement Communities, Inc.

                         Notes to Financial Statements


Note 1 - Summary of Significant Accounting Policies

     Nature of Business

     The Company is a Louisiana corporation established to develop assisted living Centers and dementia facilities for the housing and care of senior citizens in Ruston, Bossier City and Shreveport, Louisiana.

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

     Advertising

     The Company follows the policy of charging the costs of advertising to expense as incurred.

                        Senior Retirement Communities, Inc.               -10-

                          Notes to Financial Statements



Note 1- Summary of Significant Accounting Policies- (continued)

     Deferred Charges

     Deferred charges represents the costs associated with obtaining long-term financing for the care facilities of the Company. These costs are to be amortized over the life of the bonds using the effective interest rate method.

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

Note 2 - Related Party Transactions

     The Company entered into a construction contract in the amount of $ 2,750,000 with one of the shareholders to construct the Ruston facility. The contract called for the cash payments of $ 2,500,000 during the building of the Facility as approved by the contract engineer and the issuance of an additional 125,000 shares of common stock at the completion of the project, such stock issuance to represent the builder's profit in the project. On May 16, 1999, the 125,000 shares of Common Stock were issued pursuant to this contract and the Facility was accepted as completed.

                        Senior Retirement Communities, Inc.               -11-

                          Notes to Financial Statements

Note 2- Related Party Transactions - (continued)

     The Company entered into a construction contract in the amount of $ 1,225,000 with one of the shareholders to construct the Shreveport facility. The contract called for the cash payments during the building of the facility as approved by the contract engineer. The facility was completed and opened in January 1999.

     The Company entered into a construction contract in the amount of $2,200,000 with one of the shareholders to construct the Bossier City facility. The contract called for the cash payments during the building of the facility as approved by the contract engineer. The facility was completed in March of 1999.

     Due to stockholders and affiliates consist of amounts advanced by stockholders and other related entities. This amount accrues interest at the current market rate.

     Through June 30, 1999, the Company has incurred $ 440,155 of interest expense, of which $ 89,305 has been treated as construction period interest and included as part of the Building construction in progress on the balance sheet. The remainder of $ 350,850 has been charged to operations.


Note 3 - Preferred Stock

     The Preferred Stock issued accrues dividends at the rate of four percent per year for each of the first two years, then six percent per year for the next two years then at eight percent per year for the final two years. The Preferred Stock is callable at the Company's option and shall be redeemed at the end of the sixth year, if still outstanding. The preferred shareholders have an option to purchase common stock at a twenty percent discount at any time within eight years of the Preferred stock issue dates, if the Company issues additional common stock through a public offering.

Note 4 - Development Stage Operations

     The Company has completed construction of the Ruston, Shreveport, and Bossier City facilities. Ruston was completed effective
     December 1, 1998, Shreveport was completed January 22, 1999 and Bossier City was completed March 10, 1999.

                        Senior Retirement Communities, Inc                -12-

                           Notes to Financial Statements


Note 5 - Bonds Payable

     On June 23, 1998, the Company's issue of bonds became effective. These bonds are to become the permanent financing for the projects reflected in this financial statement.

                             Amount            Amount
          Location          Authorized          Sold
          Ruston            $ 3,685,000     $ 3,677,000
          Bossier City        3,470,000       3,470,000
          Shreveport          1,845,000       1,845,000
                             ----------      ----------
          Totals            $ 9,000,000     $ 8,992,000
                             ----------      ----------

     These bonds have varying interest rates from 7.5 percent per annum to 11 percent per annum. The maturity of these bonds is from one to twenty years.

     Bonds payable on the balance sheet reflects the accrued interest due and is reflected net after the deferred charges incurred is issuing and selling the bonds.


Note 6 - Other Matters

     Before the end of this year, the Company anticipates issuing shares of its common stock under Regulation D, Rule 506 (a) in order to provide funds to be used for the day-to-day operations of the Company, to payback certain loans to the Company from affiliates of the Company, to pay accounting, audit and legal costs, provide working capital or other purposes of the Company and to redeem the Preferred Stock of the Company.

                                                                          -13-
               MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

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

As a result of the Company engaging in the rent-up stage of operations as of the end of the second quarter, readers should be aware of the success and/or failures within the assisted living industry.

     The Ruston Facility: The Ruston Project is located on 6 acres of land in Lincoln Parrish next to the eastern portion of Ruston, Louisiana, North
of US Highway 80 and south of Interstate 20.   Selection of the site of
the Ruston Project is based upon a location that is within an affluent residential neighborhood with limited assisted living and retirement living services. The Ruston Project includes a forty-three unit assisted living facility, a twenty-seven person day care facility, and six dementia. Each assisted living units will contain four hundred three square feet each with common area amenities including a full service kitchen, dining area, activity area, office and reception area, bathrooms and storage areas.
Each of the dementia unit contains two hundred forty-five square feet each with common area amenities, including special dinning room facilities, activity area and outdoor enclosed area. As of August 1, 1999 there were twenty-one residents in assisted living, one dementia resident and three day care residents.
     The Company has title insurance on these six acres of land insuring good and marketable title to the Ruston Project, the Company has fire and extended coverage insurance to insure against loss by fire, windstorm, explosion and various other losses. The Company will also obtain general liability and worker's comprehensive insurance upon completion of the Ruston Project.
     In the Company's opinion, the Ruston Project is adequately covered by insurance. The Parish of Lincoln has no zoning ordinances. Therefore, the Ruston Project has no zoning ordinances with which to comply.

     The Bossier City Facility: The Bossier City Project is located on six acres of land on the south side of Brandon Avenue just east of Industrial Drive in Bossier City, Louisiana. Selection of the site of the Bossier
City Project is based upon a location that is within an affluent residential neighborhood with limited assisted living, retirement living and memory disorder units. The Bossier City Project, consist of thirty-six assisted living units, twenty-four person day care facility and twenty-four mental disorder units with common area amenities including a full service kitchen, dining area, activities area, office/reception area, bathrooms and storage areas. The building will contain a total of 42,829 square feet of heated area. The assisted living units each contain approximately

                                                                          -14-
four hundred eighty-five square feet and feature a bedroom, living room, kitchenette and full bath with shower. The mental disorder units will each contain two hundred eighty-three square feet of living area and feature a half bath with a toilet and lavatory and bedroom area. As of August 1, 1999, there were six residents in assisted living, two dementia resident and three day care residents.
     The Company has title insurance on these six acres of land insuring good and marketable title to the property The Company maintains fire and extended coverage insurance to insure against loss by fire, windstorm, explosion and various other losses in an amount equal to the outstanding debt. The Company maintains general liability and worker's comprehensive insurance the Bossier City Project. In the Company's opinion, the Bossier Project is adequately covered by insurance. The Bossier City Project conforms to the zoning ordinances of Bossier City, Louisiana.

     The Shreveport Facility: The Shreveport Project is located on approximately three acres of land on Lot 4, Orleans Square Subdivision, located on East Kings Highway in Shreveport, Louisiana, or such other location of equal value in the same area. Selection of the site of the Shreveport Project is based upon a location that is within an affluent residential neighborhood with limited memory disorder units. The Shreveport Project has 24 memory disorder, 20 units and contain 11,410 square feet of heated area. Each of these units will contain 283 square feet of living area and feature a half bath with a toilet and lavatory and bedroom area.
As of August 1, 1999 there were nine residents in dementia resident and eleven-day care residents.

     The construction of the facilities were financed through the sale of Co-First Mortgage bonds as set forth in the prospectus dated June 23, 1998, with construction loans provided by Church Loans and Investments Trust. All construction loans have been paid in full. As a result, the Bondholders no longer share the First Mortgage on the Facilities with the construction lender.

     The Company also owns approximately twenty-nine acres of land. Twenty acres are located in Ruston, two acres in Shreveport, three acres in West Monroe and four acres in Minden, Louisiana, for future construction.


     The Company's management has increased it attention on the day care market in each Facility. The Shreveport Facility is leading the way in this market with eleven-day care residents. The Company will continue to expand marketing in this area of senior care.

     On June 17, 1999 by unanimous consent of the shareholders of the corporation amended the Articles of Incorporation as follows:
       ARTICLE III is hereby amended to read in its entirety as follows:

                            ARTICLE III  STOCK
The total authorized stock of this corporation shall be NINETY MILLION (90,000,000) shares of Common Stock having no par value, with each share having equal voting power and TWENTY MILLION (20,000,000) shares of Preferred Stock having no par value. The entire voting power of the Corporation shall be vested in Common Stock. Each holder of said Common Stock shall be entitled to one vote for each share of Common Stock, held.

     The total number of shares of the corporation may be increased or decreased by the Board of Directors, by complying with the provisions of the
Constitution and Laws of the State of Louisiana.   The Amendments were filed
and became effective July 13, 1999.

     At the meeting on June 17, 1999, the shareholders of the corporation amended the By-Laws of the corporation to increase the maximum number of directors to seven. The Stockholders then elected seven directors (See
Part II, Item 6, Other Matters for list of directors). The Stockholders issued to existing shareholders, nineteen additional shares for each share of common stock held as of June 17, 1999.

     The Company continues to finance the expansion and development by a combination of private placement of Common stock and Preferred stock.
As a result of the Company's continuing financing of the Company by issuing stock, the Company is in the process of preparing a Private Placement Memorandum under Regulation D, Rule 506 (a) to sell 5,000,000 shares of common stock at one ($1.00) dollar per share to those persons that are Accredited investors as defined in Regulation D, Rule 501(a) promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as Amended.

     In March 1998, the company purchased approximately 6 acres of land for $525,000 paying $100,000 in cash and then issuing 425,000 shares of $1.00 par value Preferred stock. The property is the location of the Bossier City, Louisiana, facility. The Preferred stock is paying dividends at a rate of 4% for the first two years, 6% for the second two years, and 8% for the final two years. The Preferred stock shall be redeemed in full at the end of the fifth year for the total sum including accrued dividends. It is recallable at anytime at the option of the company.

The holders of the Preferred stock shall also have the right to purchase common stock at a 20% discount if and when the company issues additional common stock in the form of a public offering if done so within 8 years of date issued for preferred stock.

Change in Employees

Prior to the opening of the Ruston ALF, the Company had no operations. Employees consisted of the President, Joanne M. Caldwell-Bayles and two other employees. As of June 30, 1999, the company had sixty-seven employees. As occupancy increases, additional employees will be required. The number required will be determined by the increase in occupancy of each facility.

Results of Operations                                                     -16-

The Company's first ALF opened for business on October 16, 1998, in Ruston, Louisiana. The Facility has been well received by the community. There have been insufficient rentals to form an opinion of future success with any certainty. The operating loss for the second quarter of 1999, was $359,802, which includes start-up costs of approximately $200,000.00 for the Shreveport and Bossier City ALF. The Shreveport and Bossier City facilities were opened for business in the first quarter of 1999, at which point all of the facilities were open and operating.

Major changes in Financial Conditions

The major changes in financial condition between June 30, 1998, and June
30, 1999, are as follows: Current assets consisted primarily of cash in the amount of $956,899.  Cash is restricted as follows: $561,568 to fund bond reserve accounts and the balance of $395,331 is restricted to pay
Operating Fund Payments. Property and equipment   increased from $9,381,093
as of March 31,1999, to $10,310,538 as of June 30, 1999. The increase is the result of completion of building projects and acquisition of equipment for the three locations. Total current liabilities increased from $21,448 as of March 31, 1999, to $38,931 as of June 30, 1999. Long-term debt increased from $7,986,887 as of March 31, 1999, to $9,118,917 as of June
30, 1999, which consisted of bond payables. Liabilities due stockholders and affiliates increased from $588,641 as of March 31, 1999, to $895,976 as of June 30, 1999. Total Stockholders Equity decreased from $1,327,665 as of March 31, 1999, to $1,213,613 as of June 30, 1999, due to the operating loss for the second quarter.

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

The Company is in the process of preparing a Private Placement Memorandum under Regulation D, Rule 506 (a) to sell 5,000,000 shares of common stock at one ($1.00) dollar per share to those persons that are Accredited investors as defined in Regulation D, Rule 501(a) promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as Amended.
If the Company is successful in raising funds by the Private Placement under Regulation D 506 (a) it would reduce the dependency on Forsythe.

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

The Company has discussed the year 2000 with all of the above set forth companies and agencies and has been assured either in writing or verbally that each anticipates compliance for the year 2000. As a result of the Company's own operations already being in compliance with the year 2000, it is dependent upon outside forces to also be in compliance. It is impossible for the Company to be sure that all governmental agencies, utilities, financial institutions, and others with whom it does business, will also be in compliance. The failure of some or all of the above stated agencies being in compliance with the year 2000 would be catastrophic, and the survival of the Company would be in doubt.

Because of the uncertainty of the problems faced with the year 2000 the Company has adopted an action plan to protect the seniors living with the Communities. The major item to be included is as follows;

1. Place in storage at each community a five-day supply of food items, including canned meats and vegetables, water, and other non-perishable items necessary for providing meals.
2. Prepare, with the assistance of residents, a five-day supply of clothing that will not have to be cleaned in order to aid in healthy living.
3. Encourage Physicians to obtain and supply an adequate supply of necessary medical needs of residents.
4. Encourage residents and their families to meet the financial needs for each resident by having some cash on hand at the end of the year.
     The cash to be reserved for residences should not be held at the residents' quarters.
5. Work with local officials in preparing a safety plan of operation in event of failure of medical, public safety, utilities and other services.
6.   Adequate fuel to operate vehicles, heating devices and other services.

7. Such other assistance that may come to our attention as the Company continues to monitor the year 2000 problems.



Forward- Looking Statements

Statements that are not historical facts, including projections about operating profits and loses are forward-looking statements that involve risks and uncertainties. The Company wishes to caution the reader that factors below, along with the factors set forth in the Company's June 23, 1998, prospectus and in the Company's other documents filed with the SEC, have affected and could affect the Company's actual results causing results to differ materially from those in any forward-looking statement. These factors include: the acceptance of the Assisted Living Concept by each of the communities in which they are located, increased competition in each of the communities, economic outlook whether the economy improves or slips into recession, technological changes in dealing with seniors, change in government regulation, the success of strategic decisions to improve financial performance, the ability of the Company to contain cost, and the continued increase in the market acceptance of ALF's.


Part II - Other Information

     Item 1.  Legal proceedings

                  None

     Item 2. Change in Securities

     On May 16, 1999, the Company issued 125,000 shares of its common stock as the final amount due pursuant to the construction contract on the Ruston facility.

     On June 17, 1999, the Company adopted a resolution to amend its corporate charter to increase its authorized common stock to 90,000,000 shares at no par value and its authorized preferred stock to 20,000,000 shares.
Also on that date, the Company adopted a resolution to issue 19 additional shares of its common stock for each share outstanding to its common stockholders of record as of that date.


     Item 3. Defaults Upon Senior Securities

          None

                                                                          -19-
     Item 4. Submission of Matters to a Vote of Security Holders

          None


     Item 5. Other Information

          None

     Item 6: Other Matters

The names of the directors and executive officers of the Company, their respective ages and their positions and office with the Company are as follows:
Name                         Age         Positions and Offices Held

Joanne M. Caldwell-Bayles    39          Chairperson of the Board,
                                         Chief Executive Officer,
                                         President and Director

Sherry Kenney Davis          42          Vice President, Director of
                                         Operations

Sunshine Gantt               24          Corporate Secretary, Human
                                         Resource Director

Raymond L. Nelson            63          Vice-President - Director

Jean Gaffney-Nelson          61          Assistant Secretary - Director

Charles H. Pritchard         43          Chief Financial Officer -
                                         Director

Suzette L. Brewster          51          Vice-President - Facility
                                         Design and Director

     Item 7. Exhibits and reports on Form 8-K

          None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                    Senior Retirement Communities, Inc. (Registrant)


                              /S/Joanne M. Caldwell-Bayles
Date: August 3, 1999          By: Joanne M. Caldwell-Bayles
                                  President, Finance and Treasurer