Form 10QSB
period 1999-09-30
SENIOR RETIREMENT COMMUNITIES INC
filed 1999-11-16
CIK 1053649

SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549


                                 FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED September 30, 1999

                        Senior Retirement Communities, Inc.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Louisiana                                   72-1394159
  ------------------------------                 ---------------------------
(State or other jurisdiction of incorporation   (IRS Employer Identification
        or organization)                                   Number)



                 507 Trenton Street, West Monroe, Louisiana 71291
-----------------------------------------------------------------------------
               (Address of principal executive offices)(Zip code)

       Registrant's telephone number, including are code (318) 323-2115


Number of share outstanding of each of the registrant's class of common shares and preferred shares, as of September 30, 1999

                 Common Shares 16,588,200  no  par value:
           Preferred shares 425,000 par value  $1.00 per share:




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report) and (2) has subject to such filing requirements for the past ninety (90) days.


                        Yes   X                 No
                           -------                --------

                      Senior Retirement Communities, Inc.
                                 Form 10-QSB
                             TABLE OF CONTENTS

   Part 1: Financial Information                                           Page


   Item 1. Financial Statements (Unaudited)

    Balance Sheets as of September 30, 1999 (unaudited) ..................  6-7

    Statements of Income for the three and nine months ended September 30,
    1999 and 1998 (unaudited).............................................  8-9

    Statement of Retained Earnings for the three and nine months ended
    September 30, 1999 and 1998  (unaudited)..............................   10

    Statements of Cash Flows for the three months and nine months ended
    September 30, 1999 and 1998 (unaudited)...............................11-12

    Notes to Financial Statements.........................................13-16

    Item 2.  Management's Discussion and Analyses of Financial Conditions
    and Results of Operations.............................................17-21


    Part II: Other Information

    Item 1.  Legal Proceedings............................................   22

    Item 2.  Changes in Securities........................................   22

    Item 3.  Defaults Upon Senior Securities..............................   22

    Item 4.  Submission of Matters to a Vote of Security Holders..........   22

    Item 5.  Other Information............................................   22

    Item 6.  Other Matters................................................   22

    Item 7.  Exhibits and reports on Form 8-K ............................   23

                      SENIOR RETIREMENT COMMUNITIES, INC.

                             FINANCIAL STATEMENT

                             SEPTEMBER 30, 1999

                      Senior Retirement Communities, Inc.
                              Financial Statement
                              September 30, 1999


                              Table of Contents


                                                    Page
FINANCIAL STATEMENTS:
     Report                                           5
     Balance Sheet                                    6
     Statement of Income                              8
     Statement of Retained Earnings                  10
     Statement of Cash Flows                         11
     Notes to Financial Statements                   13

                      Senior Retirement Communities, Inc






To the Board of Directors and Shareholders
Senior Retirement Communities, Inc.
West Monroe, Louisiana


The accompanying balance sheet of Senior Retirement Communities, Inc. as of September 30, 1999, and the related statement of income, retained earnings and cash flows for the three and nine months ended September 30, 1999, and 1998, were prepared internally from the books and records of Senior Retirement Communities, Inc. These financial statements were not audited or reviewed.


/S/JOANNE CALDWELL-BAYLES

Joanne Caldwell-Bayles
President, Senior Retirement Communities, Inc.

November 11, 1999



507 Trenton Street West Monroe, LA 71291 - 318 323-2115  - FAX 318-3236281

                      Senior Retirement Communities, Inc.

                                 Balance Sheet

                                 June 30, 1999

ASSETS
Current assets:
   Cash                                     $        2,403
   Escrow cash                                     614,614
   Sinking fund cash                                 3,748
                                             -------------
   Total current assets                            620,765
                                             -------------

Property, plant and equipment
   Buildings                                     8,778,828
   Furniture and fixtures                          114,157
   Land                                          1,508,820
                                             -------------
                                                10,401,805
   Less:  Accumulated depreciation                 143,602
                                             -------------
   Net property and equipment                   10,258,203
                                             -------------

                                            $   10,878,968
                                             -------------



See accompanying notes.

                      Senior Retirement Communities, Inc.

                                Balance Sheets

                              September 30, 1999

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses              $       52,420
                                                    -------------

Long-term debt:
Bonds payable                                           8,966,608
                                                    -------------

Other liabilities:
Due to stockholders and affiliates                        844,631
                                                    -------------

Stockholders' Equity
      Common stock, No par value, 90,000,000
      shares authorized, 16,588,200 shares issued
      and outstanding                                   1,658,820

      Preferred stock, $ 1 par value, 20,000,000
      shares authorized, 425,000 shares issued            425,000
      and outstanding
      Retained earnings (deficit)                      (1,068,511)
                                                    -------------
      Total stockholders' equity                        1,015,309
                                                    -------------

                                                   $   10,878,968
                                                    -------------

See accompanying notes.

                      Senior Retirement Communities, Inc.

                             Statements of Income

                              1999                          1998
                 -----------------------------  ----------------------------
                 For the three    For the nine  For the three   For the nine
                 months ended     months ended  months ended    months ended
                 September 30     September 30  September 30    September 30


Revenues            $  256,301     $  433,395     $    2,137     $    2,137
                     ---------      ---------      ---------      ---------
Expenses
Accounting              17,822         38,822              0              0
Activities                 798          2,651              0              0
Advertising             13,548         34,680          2,238          2,394
Automobile                 296          3,800              0              0
Bank Charges               137            472             90            125
Bond Agent Fees         48,272         58,902              0              0
Cable Expense                0             46              0              0
Carpet Cleaning              9            855              0              0
Casual labor                 0          1,026              0            174
Construction             3,000          3,000              0              0
Consulting               1,000         26,000              0              0
Decorations                873          2,043              0              0
Depreciation            54,689        137,611              0              0
Dues & subscripts.         325          1,287             25            275
Employee incentives      2,185          3,450              0          1,268
Employee Screening       1,999          4,726              0              0
Employee training       (1,200)            15              0              0
Equipment rental         1,914          2,864              0              0
Food Costs              24,107         44,364              0              0
Gloves                     238            428              0              0
Housekeeping             1,989          3,926              0              0
Insurance                6,704         22,584            364            471
Interest               168,814        519,664              0              0
Kitchen supplies           862            968              0              0
Laundry                    394            609              0              0
Lawn Care                3,966          7,379              0              0
Licenses & permits       1,370          2,034              0              0
Light Bulbs                 98            112              0              0
Linens                      19             31              0              0
Management Fees         19,797         35,991              0              0
Miscellaneous              170            981            161            161
Office                     170            506             79             79
Office Supplies            861          4,044              0              0
Paper Goods                289            989              0              0
Payroll Expenses       183,847        333,923              0              0
Pest Control             1,076          2,031              0              0
Pet Supplies               185            579              0              0
Postage & Delivery         861          2,272              0              0
Printing                 2,208         10,454          2,526          2,798
Professional fees           80            230              0            210
Promotion                3,070          5,787              0              0
Rental Bonus             2,500          3,200              0              0

Continue income statement......



See accompanying  notes

                      Senior Retirement Communities, Inc.
                             Statements of Income

                              1999                          1998
                 -----------------------------  ----------------------------
                 For the three    For the nine  For the three   For the nine
                 months ended     months ended  months ended    months ended
                 September 30     September 30  September 30    September 30
Repairs                  3,488          8,278              0              0
Resident Gifts              93            426              0              0
Taxes                       (1)         1,536              0          2,656
Telephone                3,863         11,122              0              0
Training & Education       785          1,607              0              0
Travel & Entertain       1,904          7,231            660            835
Uniforms                 1,236          1,503              0              0
Utilities               25,892         61,260              0              0
Van Expense              2,671          8,179              0              0
Waste Removal            1,030          2,464              0              0
Wellness                    52            306              0              0
                     ---------      ---------      ---------      ---------
Total Expenses         610,355      1,429,248          6,145         11,446
                     ---------      ---------      ---------      ---------

Net Income (-Loss)  $ (354,054)    $ (995,853)     $  (4,008)    $   (9,309)
                     ---------      ---------      ---------      ---------

See accompanying notes

                      Senior Retirement Communities,  Inc.

                   Statement of Retained Earnings ( Deficit )

                              1999                          1998
                 -----------------------------  ----------------------------
                 For the three    For the nine  For the three   For the nine
                 months ended     months ended  months ended    months ended
                 September 30     September 30  September 30    September 30
Beginning
 retained
  earnings         $  (710,207)   $   (59,908)     $  (5,942)    $     (641)

Net income (loss)     (354,054)      (995,853)        (4,008)        (9,309)

Preferred
 dividends
  paid                  (4,250)       (12,750)        (4,250)        (4,250)

Ending
 retained
  earnings         $(1,068,511)   $(1,068,511)     $ (14,200)    $  (14,200)
  (deficit)


See accompanying notes.

                      Senior Retirement Communities, Inc.

                           Statement of Cash Flows

                            For the months ended



                              1999                          1998
                 -----------------------------  ----------------------------
                 For the three    For the nine  For the three   For the nine
                 months ended     months ended  months ended    months ended
                 September 30     September 30  September 30    September 30
Cash flows from
 operating
  activities:

  Revenues
   received       $    256,301     $  433,395     $    2,137     $    2,137
  Cash paid to
   suppliers &
   employees          (539,650)    (1,230,886)        (6,145)       (11,446)
                     ---------      ---------      ---------      ---------
Net cash provided
 (used) by
 operations           (283,349)      (797,491)        (4,008)        (9,309)
                     ---------      ---------      ---------      ---------


Cash flows from
 investing
 activities
  Purchase of
   equipment            (1,536)      (39,055)              0              0
  Payments towards
   construction           (818)   (1,739,595)     (2,295,867     (3,807,957)
  Purchase of land           0             0               0       (991,500)
  Payments of
   deposits                  0             0           4,000          2,000
  Payment of
   deferred
   charges                   0      (154,750)         36,045       (285,737)
                     ---------      ---------      ---------      ---------
Net cash provided
 by (applied to)
  Investing
   activities           (2,354)   (1,933,400)     (2,255,822)    (5,083,194)
                     ---------      ---------      ---------      ---------

Cash flows from
 financing
 activities
  Payment of
   construction
   loans                     0    (1,002,535)        301,904      2,270,641
  Issuance of
   bonds                34,750     2,629,280       3,127,750      3,127,750
  Payment of
   bonds              (189,586)     (429,336)              0              0
  Payment of
   Preferred
   dividends            (4,250)      (12,750)         (4,250)        (4,250)
  Loans from
   stockholders
   and affiliates      (51,345)      420,414        (100,532)        70,590
  Issuance of stock    160,000       410,000               0        725,000
                     ---------      ---------      ---------      ---------
Net cash provided
 by (applied to)
  financing
  activities           (50,431)    2,015,073       3,324,872      6,189,731
                     ---------      ---------      ---------      ---------

Net increase
 (decrease) in cash   (336,134)     (715,818)      1,065,042      1,097,228

Cash at the
 beginning of the
 period                956,899     1,336,583          11,133        (21,053)
                     ---------      ---------      ---------      ---------

Cash at the end
 of the period         620,765       620,765       1,076,175      1,076,175
                     ---------      ---------      ---------      ---------

See accompanying notes

                      Senior Retirement Communities, Inc.

                            Statement of Cash Flows

                              1999                          1998
                 -----------------------------  ----------------------------
                 For the three    For the nine  For the three   For the nine
                 months ended     months ended  months ended    months ended
                 September 30     September 30  September 30    September 30


Reconciliation of net income to net cash provided by operations:
Net income (loss)
 from operations   $  (354,054)   $  (995,853)   $    (4,008)    $   (9,309)

Adjustments to
 reconcile net
 income to cash

  Provided by
   operations
    Depreciation        54,689        137,611              0              0

    Amortization
     deferred
     charges             2,527          7,581              0              0
    Decrease
     (increase) in
     prepaid
     expenses                0          4,125              0              0
    Increase in
     accrued
     expenses            3,489         49,045              0              0
                     ---------      ---------      ---------      ---------


    Net cash
     provided (used)
     by Operations  $ (283,349)   $  (797,491)   $    (4,008)    $   (9,309)
                     ---------      ---------      ---------      ---------

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

     Through September 30, 1999, the Company has incurred $ 608,969 of interest expense, of which $89,305 has been treated as construction period interest and included as part of the building construction in progress on the balance sheet. The remainder of $ 519,664 has been charged to operations.

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

                      Senior Retirement Communities, Inc

                         Notes to Financial Statements


Note 5 - Bonds Payable

     On June 23, 1998, the Company's issue of $ 9,000,000 of bonds became effective. These bonds are to become the permanent financing for the
     projects reflected in this financial statement.   As of September 30,
     1999, the bond sales are complete. As of September 30, 1999, the status of these bonds is as follows:

                              Amount            Amount
          Location          Authorized          Issued
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


Note 6 - Other Matters

     Before the end of this year, the Company anticipates selling shares of its common stock under Regulation D, Rule 506 (a) in order to provide funds to be used for the day-to-day operations of the Company, to payback certain loans to the Company from affiliates of the Company, to pay accounting, audit and legal costs, provide working capital or other purposes of the Company and to redeem the Preferred Stock of the Company.

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

As a result of the Company engaging in the rent-up stage of operations as of the end of the third quarter, readers should be aware of the success and/or failures within the assisted Living Industry.

    The Ruston Facility:  The Ruston Project is located on 6 acres of land in Lincoln Parrish next to the eastern portion of Ruston, Louisiana, North
of US Highway 80 and south of Interstate 20.   Selection of the site of
the Ruston Project is based upon a location that is within an affluent residential neighborhood with limited assisted living and retirement living services. The Ruston Project includes a forty-three unit assisted living facility, a twenty-seven person day care facility, and six dementia. Each assisted living units will contain four hundred three square feet each with common area amenities including a full service kitchen, dining area, activity area, office and reception area, bathrooms and storage areas.
Each of the dementia units contain two hundred forty-five square feet each with common area amenities, including special dinning room facilities, activity area and outdoor enclosed area. As of November 1, 1999 there were twenty-four residents in assisted living, two dementia resident and two day care residents.
    The Company has title insurance on these six acres of land insuring good and marketable title to the Ruston Project, the Company has fire and extended coverage insurance to insure against loss by fire, windstorm, explosion and various other losses. The Company maintains general liability and
worker's comprehensive insurance on the Ruston Project.   In the Company's
opinion, the Ruston Project is adequately covered by insurance. The Parish of Lincoln has no zoning ordinances. Therefore, the Ruston Project has no zoning ordinances with which to comply.

    The Bossier City Facility: The Bossier City Project is located on six acres of land on the south side of Brandon Avenue just east of Industrial Drive in Bossier City, Louisiana. Selection of the site of the Bossier
City Project is based upon a location that is within an affluent residential neighborhood with limited assisted living, retirement living and memory disorder units. The Bossier City Project, consist of thirty-six assisted living units, twenty-four person day care facility and twenty-four mental disorder units with common area amenities including a full service kitchen, dining area, activities area, office/reception area, bathrooms and storage areas. The building will contain a total of 42,829 square feet of heated area. The assisted living units each contain approximately four hundred eighty-five square feet and feature a bedroom, living room, kitchenette and full bath with shower. The mental disorder units will each contain two hundred eighty-three square feet of living area and feature a half bath with a toilet and lavatory and bedroom area. As of November 1, 1999, there were eleven residents in assisted living, three dementia resident and four day care residents.
    The Company has title insurance on these six acres of land insuring good and marketable title to the property The Company maintains fire and extended coverage insurance to insure against loss by fire, windstorm, explosion and various other losses in an amount equal to the outstanding debt. The Company maintains general liability and worker's comprehensive insurance on the Bossier City Project. In the Company's opinion, the Bossier Project is adequately covered by insurance. The Bossier City Project conforms to the zoning ordinances of Bossier City, Louisiana.


    The Shreveport Facility: The Shreveport Project is located on approximately three acres of land on Lot 4, Orleans Square Subdivision, located on East Kings Highway in Shreveport, Louisiana. Selection of the site of the Shreveport Project is based upon a location that is within an affluent residential neighborhood with limited memory disorder units. The Shreveport Project has 24 memory disorder and contain 11,410 square feet of heated area. Each of these units will contain 283 square feet of living area and feature a half bath with a toilet and lavatory and bedroom area.
As of November 1, 1999 there were ten residents in dementia resident and twelve day care residents.

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

    At the meeting on June 17, 1999, the shareholders of the corporation amended the By-Law of the corporation to increase the maximum number of directors to seven. The Stockholders then elected seven directors (See
Part II, Item 6, Other Matters for list of directors). The Stockholders issued to existing shareholders, nineteen additional shares for each share of common stock held as of June 17, 1999.

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

Change in Employees

Prior to the opening of the Ruston ALF, the Company had no operations. Employees consisted of the President, Joanne M. Caldwell-Bayles and two other employees. As of September 30, 1999, the company had fifty-five employees. As occupancy increases, additional employees will be required. The number required will be determined by the increase in occupancy of each facility.

Results of Operations

The Company's first ALF opened for business on October 16, 1998, in Ruston, Louisiana. The Facility has been well received by the community. There have been insufficient rentals to form an opinion of the future success with any certainty. The operating loss for the third quarter of 1999, was $359,802, which includes start-up costs of approximately $200,000.00 for the Shreveport and Bossier City ALF. The Shreveport and Bossier City facilities were opened for business in the first quarter of 1999, at which point all of the facilities were open and operating.

Major changes in Financial Conditions

The major changes in financial condition between June 30, 1999 and September 30, 1999, are as follows: Current assets consisted primarily of cash in the amount of $620,765. Cash is restricted as follows: $3,748 to fund bond reserve accounts and $614,614 is restricted to pay Operating Fund Payments. Property and equipment decreased from $10,310,538 as of June
30, 1999, to $10,258,203 as of September 30, 1999. The decrease is the result of depreciation for the three locations. Total current liabilities increased from $38,931 as of June 30, 1999 to $ 52,420 as of September 30, 1999. Long-term debt decreased from $9,118,917 as of June 30, 1999, to $8,966,608 as of September 30, 1999, due to bond payments. Liabilities due stockholders and affiliates decreased from $895,976 as of June 30, 1999, to $844,631 as of September 30, 1999. Total Stockholders Equity decreased from $1,213,613 as of June 30, 1999 to $1,015,309, due to the operating loss for the third quarter.

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

1. Place in storage at each community a five-day supply of food items, including canned meats and vegetables, water, and other non-perishable items necessary for providing meals.
2. Prepare, with the assistance of residents, a five-day supply of clothing that will not have to be cleaned in order to aid in healthy living.
3. Encourage Physicians to obtain an adequate supply of necessary medical needs of residents.
4. Encourage residents and their families to meet the financial needs for each resident by having some cash on hand at the end of the year. The cash to be reserved for residences should not be held at the residents' quarters.
5. Work with local officials in preparing a safety plan of operation in event of failure of medical, public safety, utilities and other services.
6.   Adequate fuel to operate vehicles, heating devices and other services.
7. Such other assistance that may come to our attention as the Company continues to monitor the year 2000 problems.

Forward- Looking Statements

Statements that are not historical facts, including statements about
(I) operating profits or losses as those discussed in results of operations;
(II) completion dates of facilities; and (III) fixed asset expenditures are forward-looking statements that involve risks and uncertainties.
The Company wishes to caution the reader that factors below, along with the factors set forth in the Company's June 23, 1998, prospectus and in the Company's other documents filed with the SEC, have affected and could affect the Company's actual results causing results to differ materially from those in any forward-looking statement. These factors include: the acceptance of the Assisted Living Concept by each of the communities in which they are located, increased competition in each of the communities, economic outlook whether the economy improves or slips into recession, technological changes in dealing with seniors, change in government regulation, the success of strategic decisions to improve financial performance, the ability of the Company to contain costs and the continued increase in the market acceptance of ALF's.

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

          None

     Item 5. Other Information
          None

     Item 6: Other Matters

The names of the directors and executive officers of the Company, their respective ages and their positions and office with the Company are as follows:

Name                         Age         Positions and Offices Held
Joanne M. Caldwell-Bayles    39          Chairperson of the Board,
                                         Chief Executive Officer,
                                         President and Director

Sherry Kenney Davis          42          Vice President, Director of
                                         Operations

Sunshine Gantt               24          Corporate Secretary, Human
                                         Resource Director

Raymond L. Nelson            63          Vice-President - Director

Jean Gaffney-Nelson          61          Assistant Secretary - Director

Charles H. Pritchard         44          Chief Financial Officer -
                                         Director

Suzette L. Brewster          51          Vice-President - Facility
                                         Design and Director

     Item 7. Exhibits and reports on Form 8-K
          None


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                    Senior Retirement Communities, Inc. (Registrant)


                                  /S/JOANNE M. CALDWELL-BAYLES


Date: November 12, 1999            By: Joanne M. Caldwell-Bayles
                                   President, Finance and Treasurer