Form 10KSB
period 1999-12-31
SENIOR RETIREMENT COMMUNITIES INC
filed 2000-03-27
CIK 1053649

Washington, D.C. 20549
                       SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-KSB

                  ANY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For The Fiscal year ended December 31, 1999

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period From ___ to ___

                        Commission file number 333-45419

                       Senior Retirement Communities, Inc.

 Louisiana                                                        72-1394159
(State or other jurisdiction of incorporation)                  I.R..S.  I D
or organization)


                507 Trenton Street, West Monroe, Louisiana 71291

-----------------------------------------------------------------------------

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

                             Yes___X___ No__________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of the Form 10-KSB ____

              Revenues for fiscal year 1999 - $ 714,729

Number of share outstanding of each of the registrant's class of common shares and preferred shares, as of December 31, 1999

             Common  Shares  16,588,200  par  value $.10 per share:
             Preferred  shares  425,000  par  value $1.00 per share:

-------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Included by reference Prospectus dated June 23, 1998, I, II, III (2) Included by reference 10-QSB dated June 30, 1999 I, II (3) Included by reference 10-QSB dated September 30, 1999 I, II

-------------------------------------------------------------------------------
                       SENIOR RETIREMENT COMMUNITIES, INC.

                                   Form 10-KSB

                                      INDEX

Part     I                                                        Page
Item     1.       Business
Item     2.       Properties and method of Financing
Item     3.       Legal Proceedings
Item     4.       Submission of Matters to a Vote of Security Holders

Part     II.

Item     5.       Market for Registrant's  Bonds
Item     6.       Management's Discussion and Analysis of Results of Operations
Item     7.       Financial Statements and Supplementary Data
Item     8.       Changes in and Disagreements with Accountants

Part     III.

Item      9.      Directors and Executive Officers of the Registrant
Item     10.      Executive Compensation
Item     11.      Security Ownership of Certain Beneficial Owners and Management
Item     12.      Certain Relationships and Related Transactions

Part     IV.

Item     13.      Exhibits, Financial Statement Schedules Reports on Form 8-K





















Part I

Item     1.       Business

                                    OVERVIEW

General

Senior Retirement Communities, Inc. (the "Company" or SRC) was organized as a Corporation under the laws of the State of Louisiana on September 10, 1997. The Corporate charter has been amended one time on November 6, 1997. The Company is in the business of developing and owning housing for seniors. SRC primary interests are in the Development of Assisted Living Facilities ("ALFs"). ALF's contain one or more facilities for seniors who are independent, require some assistance or suffer from Dementia. Dementia units are primarily for the support of individuals suffering from Alzheimer's and related disorders.

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

Assisted Living

Assisted Living will make up the largest impact upon the Company's success. Assisted Living continues to evolve with State and Federal interest in this form of Senior Care. It is anticipated that political pressure will continue to grow, because of the impact that Assisted Living is having on other forms of senior care. In Louisiana the Nursing Home industry, which has strong political support in the Louisiana Legislature, has introduced a bill, which would have a negative impact upon the industry. SRC along with other Assisted Living Communities are aware of the proposed legislation. It the Company's intent to resist these efforts.

Dementia

Independent Dementia facilities are fairly new in Louisiana. The Company has built the first independent Dementia facility in Bossier City and Shreveport, Louisiana. It used as a model the Terrace located in West Monroe, Louisiana which was built by an affiliate of the Company. It is anticipated that Dementia facilities will have a growing impact on the company success. The same political pressures discussed above will also impact dementia.

Employees

The Company has sixty full time and nine part time employees in three locations in north Louisiana. It is anticipated as occupancy increases the number of employees will increase.

Source of Business

The Company's business is designed to provide secure, comfortable, and healthy living environment for seniors with disposal income of approximately $25,000 and up, between the age of 72 and up and in the case of Independent Living and Dementia younger.

Method of Operation

The Company's ALF's are managed by The Forsythe Group, Inc. (Forsythe) which is owned by Joanne M. Caldwell-Bayles, President of the Company. The ALF management staff consists of five individuals includes MS. Bayles. Two members of the staff have Master's degrees in Gerontology. They have over 20 years of experience in Hospitals, Nursing Homes, and Assisted Living industry. They have direct management responsibility for each Administrator of each ALF.

Prior to the formation of the Company, Forsythe closely kept close relation with the Department of Social Services of the State of Louisiana, which is the authority responsible for regulating ALF's in Louisiana. In 1996 Social Service began developing new Minimum Standards for ALF's. When a decision was made for the Company and develop ALF's the Forsythe staff recommended that the Company adopt the proposed new minimum standards for all of its project. As a result the design staff of Forsythe designed all of the ALF's which the Company owns meet the new stricter requirements. The Company also adopted the new standards for of its personnel. The new Adult Residential Care Minimum Standards were adopted and became effective on March 31, 1999. As a result the Company is in compliance with the new stricter requirement including buildings, staffing, and education requirements a well.

The Forsythe ALF management staff has central purchasing, payroll, accounts payable, menu planning and programming. All menus are planned with the assistance with a registered dietitian.

Administrators are required to meet the standards set forth in the new regulations. Employees are required to submit to drug testing before employment as well as during employment. All employees are required to submit to a background check by the State Police before employment.

  Competition

ALF's are under ever growing competition for the senior market. Competition is coming from additional ALF's being built in each market and Nursing home upgrading and expansion. In Addition government regulation will continue to increase. The one area in which competition remains at a reasonable pace is in the area of independent Dementia units. While many ALF's are including Dementia units it has not grown in the Company's markets as much as traditional ALF's.

In the fourth quarter of 1998 an Assisted Living facility without a formal Dementia facility was announced in Ruston, Louisiana. While smaller than the Arbor of Ruston it is and will be a factor in the market. It will take some business, which would have move into the Arbor. As a result the rent up period will be longer than anticipated. As part of the Company planning some of the Assisted Living units and all of the Independent Living units were converted to Dementia. Special dinning and activity designed for Dementia areas will also be added. The Company believes that by moving quickly the new facilities will regain any lost business and income because of the new Assisted Living facility.

In the fourth Quarter of 1998 an Assisted Living Facility was started in Bossier City, the new facility opened in the spring of 1999. The Company believes the market in Bossier City will be able to support both facilities. Additional new facilities would increase competition and may have negative impact on the Company's ALF.

Property Environmental

1The Company's ALF's are all in compliance with all environmental laws. Prior to building each site was inspected and an environmental engineer studied pass history. Each site was not subject to any environmental problems.

Item     2.       Properties and Methods of Financing

 As of December 31, 1999 the Company had three ("ALFs") open for business. The Ruston, Louisiana ALF's Assisted Living Units (assisted and Independent living units) opened for business in October 1998. The Company has converted four independent living units and adding additional facilities which are operating as a 6-unit Dementia (Terrace) facility, along with activity and dinning facilities. The Ruston ALF contains 42 Assisted/Independent and 6 Terrace units as result of increase demand for Alzheimer's facilities in the area and an increase in competition in Assisted Living facilities. As of December 31, 1999 The Assisted/Independent units were 52% occupied and the Terrace was 50% occupied.

The Bossier City facility has The Arbor of Bossier consisting of 36 assisted living facility and The Terrace of Bossier 24-unit Dementia facility. As of December 31, 1999 the assisted living units facility was 28% occupied. By March 15, 2000 occupancy had risen to 42%. ON December 31, 1999 the Terrace had occupancy of 13%, which has not increased. Competition in the Shreveport-Bossier market is fierce because of over building. The Arbor is competing well, while the Terrace is slow in reaching its target occupancy. We anticipate our strong marketing efforts will be successful in reaching stabilized occupancy with the two year target ending March 2001..

The final facility is The Terrace of Shreveport located in Shreveport, Louisiana consisting of a 24 unit Dementia facility. The Shreveport facility opened for business on January 22, 1999. The occupancy of the Terrace on December 31, 1999 was 30% that has not changed as of March 15, 2000. The Terrace is slow in reaching its target occupancy. We anticipate our strong marketing efforts will be successful in reaching stabilized occupancy with the two-year target ending March 2001, which is three months behind anticipated schedule.

The construction of the facilities were financed through the sale of Co-First Mortgage bonds as set forth in the prospectus dated June 23, 1998 with construction loans provided by Church Loans and Investment Trust. All of the Construction loans have been paid in full.

We also own approximately 26 acres of land located in Ruston (20 acres), Shreveport (2 acres), and Minden (4 acres), Louisiana for future construction.

We have continued to finance the expansion and development by a combination of private placement of Common stock, and Preferred stock as well as the public offering of First Mortgage Bonds. In March 1999 the company purchased approximately 6 acres of land for $525,000 paying $100,000 in cash and the issuing 425,000 shares of $1.00 par value Preferred stock. The property is the location of the Bossier City, Louisiana facility. The Preferred stock is paying dividends at a rate of 4% for the first two years, 6% for the second two years, and 8% for the final two years. The Preferred stock shall be redeemed in full at the end of the fifth year for the total sum including accrued dividends. It is recallable at anytime at the option of the company.

The holders of the Preferred stock shall also have the right to purchase common stock at a 20% discount if and when the company issues additional common stock in the form of a public offering if done so within 8 years of date issued for preferred stock.

Item     3.       Legal Proceedings

The Company is not involved in any material legal proceedings at this time

Item     4.       Submission of Matters to a Vote of Security Holders

No matter were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

Part     II.

Item     5.       Market for Registrant's Bonds

The Bonds were offered by MMR Investment Bankers, Inc. (the "Underwriter") on a best efforts basis as agent for the Company. The Bonds are offered subject to prior sale. The Offering of the Bonds (the "Offering") will continue until the sale of all Bonds or for a period of one year from the date of the Prospectus (June 23, 1998). As of December 31, 1999 $8,992,000 of the issue of $9,000,000 had been sold. The Underwriter does not intend to make a market in the Bonds. There is no quoted market for the Bonds and there is no assurance a market will develop.

Item     6.       Management's Discussion and Analysis of Results of Operations

The Company's first ALF opened for business on October 16, 1999 in Ruston, Louisiana. The Shreveport and Bossier City facilities opened in the first quarter of 1999 at which point all of the facilities were open and operating. The operating loss for the year ending December 31, 1999 was $ 1,359,541.

This commentary should be read the following documents for a full understanding of Senior Retirement Communities, Inc. financial condition and the status of the Company which reflect start up operations; the entire Prospectus dated June 23, 1998; 10QSB for the period ending June 30, 1999; and September 30, 1999 and the unaudited financial statement presented therein along with all of the footnotes thereto.

Major changes in Financial Conditions

The major change in financial condition between December 31, 1998 and December 31, 1999 were as follows: Current assets consisted primarily of cash in the amount of $ 623,646. Cash is restricted as follows: $3,797 to fund bond reserve accounts and $618,760 is restricted to pay Operating Fund Payments. Reader is encouraged to read page 13 of the Prospectus. Property, Plant, and Equipment increased from $8,617,164 as of December 31,1998 to $9,602,869 as of December
31, 1999. The increase is the result of completion of the construction in progress at Ruston, Bossier City and Shreveport, Louisiana. Total current liabilities decreased $ 1,005,910 as of December 31, 1998 to $ 602,269 as of December 31, 1999 consisting primarily of retirement of the construction loans. Long-term debt increased from $ 6,913,837 as of December 31, 1997 to $ 8,100,550 as of December 31, 1999, which consisted of bond payables. Liabilities due stockholders and affiliates increased from $ 424,217 as of December 31, 1997 to $ 872,075 as of December 31, 1999. Total Stockholders Equity decreased from $ 1,613,840 as of December 31, 1997 to $ 651,621 as of December 31, 1999. The
decrease is the primarily the result of the net operating loss of $ 1,359541.

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

Forward- Looking Statements:
Statements that are not historical facts, including statements about (I) operating profits or losses as those discussed in results of operations; (II) Impact of political decisions and new laws from the State and Federal Government. The Company wishes to caution the reader that factors below, along with the factors set forth in the Company's June 30, 1999 form 10QSB, September 30, 1999 form 10 QSB, and the prospectus along with the Company's other documents filed with the SEC, have affected and could affect the Company's actual results causing results to differ materially from those in any forward-looking statement. These factors include: the acceptance of the Assisted Living Concept by each of the communities in which they are located, increased competition in each of the communities, economic outlook whether the economy improves or slips into recession, technological changes in dealing with seniors, change in government regulation, the success of strategic decisions to improve financial performance, the ability of the Company to contain cost, and the continued increase in the market acceptance of ALF's.

Item     7.       Financial Statements and Supplementary Data

The financial statements for the Company and independent auditors' report incorporated herein by reference and is filed herewith as Exhibit "A"

Item     8.       Changes in and Disagreements with Accountants
None

Part     III.

Item      9.      Directors and Executive Officers of the Registrant

OFFICERS, DIRECTORS AND MANAGEMENT OF THE COMPANY.

 The members of the Board of Directors of the Company are elected annually and hold office until their successors are elected and qualify. The Company's officers are chosen to serve at the pleasure of the Stockholders. The management of the Company has a combined total of over 75 years of experience in finance, construction, property development, and property management.

The Facilities management staff consists of five individuals including the President. Two members of the staff have Master's degrees in Gerontology. They have over 20 years of experience in Hospitals, Nursing Homes, and Assisted Living facilities. They have direct management responsibility for each Administrator of each ALF.

The Company owns three facilities in Ruston, Bossier City, and Shreveport, Louisiana, which are managed by The Forsythe Group, Inc. Other facilities managed by Forsythe which are affiliates of the Company are Assisted Living Centers, Independent Living Centers, and Dementia Centers in West Monroe,
Bastrop, Farmerville and Minden Louisiana. The Company affiliates has under construction a facility in Natchitoches, Louisiana.

Forsythe and the individual owners of the each facility maintain close relation with the Department of Social Services of the State of Louisiana, which is the authority responsible for regulating Assisted Living in Louisiana. New minimum standards were adopted and became effective on March 31, 1999. As a result the Company is in the process of discussing the new standards with Social Services in order to comply with the new stricter requirement including buildings, staffing, and education requirements. As in most cases when government adopts new operating standards for industry conflicts will occur. The Assisted Living industry is working to resolve any problems that occur.

The Company management staff has central purchasing, payroll, and accounts payable, menu planning and programming. All menus are planned with the assistance with a registered dietitian.

Administrators are required to meet the standards set forth in the new regulations. Employees are required to submit to drug testing before employment as well as during employment. All employees are required to submit to a background check by the State Police.

The names of the directors and executive officers of the Company, there respective ages and their positions and office with the Company are as follows:

Name                                Age      Positions and Offices Held

Joanne M. Caldwell-Bayles           40       Chairperson of the Board,
                                             Chief ExecutiveOfficer, President
                                             and Director

Suzette L. Brewster                 51       Vice-President, Director
                                             Facility-Design

Sherry Kenney                       42       Vice President, Director.
                                             Director of Operations

Raymond L. Nelson                   63       Vice-President - Director


Jean Gaffney-Nelson                 61       Assistant Secretary - Director

Charles H. Pritchard                44       Chief Financial Officer - Director

Joanne M. Caldwell-Bayles, 40 years old. In 1996 Joanne M. Caldwell-Bayles formed The Forsythe Group an unincorporated holding company specialize in the purchase and collection of FDIC notes from failed financial institutions.
Forsythe purchased over $10,000,000 in face value of notes at a discount. Forsythe was successful in collecting an amount to produce profits from their efforts. Some of the notes were secured as a result Holdings obtained property, which was sold or financed at a profit. In 1996 Joanne M. Caldwell-Bayles incorporated The Forsythe Group. Inc. She has been the President and Chief Executive Officer of the Company since it inception. Mrs. Caldwell-Bayles has senior executive experience in the development and operation of assisted living and memory disorder facilities beginning in 1996. Mrs. Bayles also has senior executive experience in hotel management, personnel, finance and commercial and residential development.

In addition to her duties with the company she is serving a member of the Board of Director of the Louisiana Assisted Living Association

Suzette L. Brewster, 54 years old has been with the Company and its predecessors since September 1994. Ms. Brewster was trained in interior design and landscaping. She has been involved in the design of all of the facilities which the Company manages. Her main challenge is interior design as well as landscaping of each of the facilities. She is also in charge of purchasing all furniture, fixtures and equipment for each facility. Ms. Brewster attended Louisiana Tech University, Ruston, Louisiana.

Sherry Kenny, 42 years old. She served as the Administrator of The Oaks Nursing Home in Monroe, Louisiana from 1988 - 1994 responsible for the strategic planning, marketing and maintenance of all plans/records relating to the facility. In 1995 she became the Manager of the Azalea Estates Assisted Living Facility, Monroe, Louisiana. Ms. Kenny also conducted a night class at Northeast Louisiana University, Monroe, Louisiana teaching "Perspectives on Aging" to occupational therapy, gerontology, and social work students. In 1997, she joined SENIOR RETIREMENT COMMUNITIES, INC., as director of operations. She is responsible for strategic planning, marketing, maintenance of all plans, records for the company as it relates to the facilities being managed by the Company. Ms. Kenny also maintains and keep track of all state guidelines in accordance with the Department of Social Services. In May 1999, she was elected to the Board of Directors and appointed Vice-President of the Company. Ms. Kenny has a Bachelor of Business Administration, Major in Accounting and Master of Arts. She also has a Masters degree in Gerontology from Northeast Louisiana University, Monroe, Louisiana.

Raymond L. Nelson Director-Vice-President, 63 years old. Mr. Nelson attended the University of Houston. He is the President and CEO of Town & Country Insurance Agency, Inc. He manages forty employees in three locations in the Houston-Galveston, Texas metropolitan area. Mr. Nelson is the past President of the Houston Council of the Navy League of the United States and is currently a national director. He is a past director of the Independent Insurance Agency of Houston, Texas.

Jean Gaffney Nelson, 61 years old, Mrs.. Nelson has 27 years in management experience in diagnostic and iterventional cardiology in a large hospital environment. Mrs. Nelson was employed as the Manager of Cardiology Services and Nuclear Medicine at the Methodist
Hospital in Houston, Texas. She studied biology and took courses in computer science, accounting and management at the University of Houston in Houston, Texas. Mrs.. Nelson is registered in adult echocardiography by the American Registry of Diagnostic Medical Sonographers and is a member of the American College of Cardiovascular Administrators.

     Charles Pritchard, 44 year old graduated from Northeast Louisiana University May 1977 with a degree in accounting. In 1980 completed the requirements as a CPA. He worked for two local firms from 1977 to 1986. In 1986, he established an independent accounting practice. He has clients in the fields of health care, manufacturing, construction, retail, auto, leasing, and service industry. For the past three years he has served as the accountant for Forsythe and all Affiliates, including relations with the SEC and State regulatory agencies. In May 1999 he joined the Company as Chief Financial Officer and Director.

The members of the Board of Directors of The Company are elected annually and hold office until their successor are elected and qualified. The Company's officers are chosen to serve at the pleasure of the Board of Directors. The management of The Company has a combined total of over 75 years of experience in finance, construction, property development, and property management.

Item     10.      Executive Compensation

Joanne M. Caldwell-Bayles  $60,000 per year
The company pays no other Executive, officer or director
Director and officers are employed and paid by The Forsythe Group, Inc. , the management company for the Company's properties.


Item     11.      Security Ownership of Certain Beneficial Owners and Management
                                                                Percent of
Name & Address of Beneficial Owner  Title of Class              Class Owned

Joanne M. Caldwell Bayles            Common Stock               16.7%
507 Trenton Street
West Monroe, LA 71291

Raymond and Jean Nelson               Common Stock               9.0%
1075 Katy Freeway, Suite 150
Houston, TX 77024

The Forsythe Group, Inc. (1)         Common Stock               55.4%
507 Trenton Street
West Monroe, LA 71291

The Arbor Group, L.L.C. (2)          Common Stock               18.8
507 Trenton Street
West Monroe, LA 71291

Minorty stockholders                 Common Stock                 .1%

Note 1:Joanne M. Caldwell-Bayles owns 100% of the capital stock of the Forsythe Group, Inc.
Note 2:Joanne M. Caldwell-Bayles owns 50%, Raymond and Jean Nelson own 40% and The Forsythe Group, Inc. owns 10% of the capital stock of The Arbor Group, L.L.C.

       The executive officers and directors of the Company as a group are the beneficial owners of 100% of the common stock of the Company.

Item     12.  Certain Relationships and Related Transactions

              See Prospectus dated June 23, 1998, included herein by reference.

Part     IV.

Item     13.  Exhibits, Financial Statement schedules and Reports on Form 8-K

(a) Exhibits, Financial Statement Schedules

Exhibit -  "A", Financial Statement and Schedules

Exhibit -- "B", Cover letter to be sent to the Common Stockholders, Preferred Stockholders and Bondholder, along with the 10-KSB for the year ending December 31, 1999.

(b)      Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of 1999


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Monroe, State of Louisiana, on March 24, 2000.

                                          Senior Retirement Communities, Inc.

                                           /s/Joanne M. Caldwell-Bayles
                                             --------------------------
                                              By: Joanne M. Caldwell-Bayles
                                                 President, Finance and
                                                 Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2000.

Signature                                                     Title
/s/ Joanne M. Caldwell-Bayles
-----------------------------
Joanne M. Caldwell-Bayles                   Chairperson of the Board,
                                            Chief Executive Officer, President,
                                            Finance and Treasurer - Director
/s/ Raymond L. Nelson
-----------------------------
Raymond L. Nelson                           Vice-President, Director

Jean Gaffney Nelson
-----------------------------
Jean Gaffney Nelson                         Assistant Secretary, Director

/s/ Sherry Kenney
--------------------------
Sherry Kenney                               Vice President, Secretary
                                            Director of Operations
                                            Director
/s/ Charles H. Pritchard
--------------------------
Charles H. Pritchard                        Chief Financial Officer - Director

/s/ Suzette L. Brewster
__________________________                  Vice President, Facility - Design
Suzette L. Brewster                         Director

                       SENIOR RETIREMENT COMMUNITIES, INC.

                               FINANCIAL STATEMENT

                                DECEMBER 31, 1999

                       Senior Retirement Communities, Inc.

                               Financial Statement

                                December 31, 1999

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






















                                WILLIAM R. HULSEY

                           CERTIFIED PUBLIC ACCOUNTANT

                              2117 FORSYTHE AVENUE

                                MONROE, LOUISIANA

MEMBER                                                  MAILING ADDRESS
AMERICAN INSTITUTE OF                                   P.O. BOX 2253
CERTIFIED PUBLIC  ACCOUNTANTS                           MONROE, LOUISIANA 71207
                                                        (318) 362-9900
                                                        FAX (318) 362-9993


Senior Retirement Communities, Inc.
507 Trenton Street
West Monroe, Louisiana

I have audited the accompanying balance sheets of Senior Retirement Communities, Inc. as of December 31, 1999 and 1998 and the related statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Senior Retirement Communities, Inc. at December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

March 24, 2000

/s/ Wm R. Hulsey

William R. Hulsey
Certified Public Accountant

                       Senior Retirement Communities, Inc.

                                                                             -2-

                                  Balance Sheet

                                December 31, 1999

                                                   December 31

                                    1999                             1998
                                 ------------------------------------------

ASSETS

Current assets:
   Cash                    $          1,589                   $       12,087
   Escrow cash                      618,260                        1,324,496
   Sinking fund cash                  3,797                                0
   Prepaid Insurance                      0                            4,125
                                -----------                    -------------
   Total current assets             623,646                        1,340,708
                                -----------                    -------------

Property, plant and equipment
   Buildings                      8,088,299                        7,039,233
   Furniture and fixtures           212,964                           75,102
   Land                           1,508,820                        1,508,820
                                -----------                      -----------
                                  9,810,083                        8,623,155
   Less:  Accumulated depreciation  207,214                            5,991
                                -----------                      -----------
   Net property and equipment     9,602,869                        8,617,164
                                -----------                       -----------


                                $10,226,515                       $9,957,872
                                ===========                       ==========














See accompanying notes.
                         Senior Retirement Communities, Inc.                -3-

                                 Balance Sheets

                                December 31, 1999

                                               December 31

                                  1999                             1998
                               ----------                        ----------


LIABILITIES AND
   STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and
     accrued expenses           $     47,269           $           3,375
   Notes Payable                           0                   1,002,535
   Current Maturities of Bonds       555,000                           0
                                ------------            ----------------
                                     602,269                   1,005,910
                                ------------            ----------------
Long-term debt:
   Bonds payable                   8,100,550                   6,913,833
                                ------------            ----------------

Other liabilities:
   Due to stockholders
     and affiliates                  872,075                    424,217
                               -------------            ---------------

Stockholders' Equity

  Common stock, No par value,
    90,000,000 shares authorized,
    16,588,200 shares issued
    and outstanding               1,658,820                 1,248,820
  Preferred stock, $ 1 par value,
    20,000,000 shares authorized,
    425,000 shares issued
    and outstanding                 425,000                    425,000
  Retained earnings (deficit)    (1,432,199)                   (59,908)
                                ------------              ------------
  Total stockholders' equity        651,621                  1,613,912
                                 -----------              ------------

                              $  10,226,515             $    9,957,872
                              =============             ==============











See accompanying notes.

                        Senior Retirement Communities, Inc.                 -4-

                              Statements of Income

                         For the years ended December 31

                                     1999                       1998
                                     ----                       ----



Revenues                          $ 714,729                    $  16,081
                                  ---------                    ---------


Expenses

Accounting                          50,822                         10,950
Activities                           3,776                              0
Advertising                         44,517                         12,355
Automobile                           4,024                          1,993
Bank Charges                           617                            192
Cable Expense                           46                              0
Carpet Cleaning                        856                              0
Casual labor                         1,376                            174
Construction                         3,000                              0
Consulting                          26,600                              0
Decorations                          2,268                              0
Depreciation                       201,223                          5,991
Dues & subscripts.                   1,733                          1,523
Employee Education                   3,192                          3,063
Employee Screening                   7,531                              0
Employee training                    1,265                              0
Equipment rental                     6,936                              0
Food Costs                          71,238                          3,932
Gloves                                 815                              0
Housekeeping                         5,027                          4,407
Insurance                           38,398                          8,937
Interest                           830,095                         29,675
Kitchen supplies                     1,142                              0
Laundry                              1,064                              0
Lawn Care                           11,485                              0
Licenses & permits                   2,889                            245
Light Bulbs                            112                              0
Linens                                  90                              0
Management Fees                     55,781                              0
Miscellaneous                       (2,797)                         8,275
Office                                 475                          3,260
Office Supplies                      5,847                              0
Paper Goods                          1,901                              0
Payroll Expenses                   504,574                         45,330
Pest Control                         3,017                              0
Pet Supplies                           694                              0
Postage & Delivery                   3,386                            756
Printing                            14,166                          4,451
Professional fees                    6,808                              0
Promotion                            8,378                              0
Rental Bonus                         4,300                              0
Repairs                             10,868                              0
Resident Gifts                         494                              0
Taxes                                1,537                          2,858
Telephone                           14,486                          1,180
Training & Education                 1,977                              0
Travel & Entertain                   8,962                          1,520
Uniforms                             2,160                              0
Utilities                           89,118                          1,840
Van Expense                         12,674                              0
Waste Removal                        2,975                              0
Wellness                               352                              0
                           ---------------                  -------------
Total Expenses                   2,074,270                        152,907
                           ---------------                  -------------

Net Income  (Loss)
Operations                     (1,359,541)                      (136,826)


Gain on Sale of Real Estate             0                         86,059
                           --------------                   ------------

Net Income (Loss)          $  (1,359,541)                   $  (  50,767)
                           =============                    ============


Earnings (Loss) Per Share  $       (.08)                    $      (.01)




















See accompanying notes

                      Senior Retirement Communities,  Inc.
-6-

                   Statement of Retained Earnings ( Deficit )

                         For the Years Ended December 31


Beginning retained earnings      $(     59,908)           $(      641)

Net income (loss)                 (  1,359,541)            (   50,767)

Preferred dividends paid          (     12,750)            (    8,500)
                               ---------------            ------------

Ending retained earnings
(deficit)                        $( 1,432,199)            $(   59,908)
                                 ============            ============





























See accompanying notes.


                       Senior Retirement Communities, Inc.
-7-

                             Statement of Cash Flows

                         For the years ended December 31

                                           1999                   1998
                                          --------              --------
Cash flows from operating activities:
   Revenues received                   $   714,729            $    16,081
   Cash paid to suppliers & employees   (1,825,028)              (117,435)
                                       -----------            -----------
Net cash provided (used) by operations (1,110,299)               (101,354)
                                       ----------             -----------

Cash flows from investing activities
       Purchase of equipment          (   137,862)                      0
       Payments towards construction  ( 1,049,066)             (5,939,333)
       Purchase of land                         0              (  991,500)
       Payments of deposits                     0                   2,000
       Payment of deferred charges              0              (  573,968)
       Sale of Land                             0                 203,739
                                      -----------              ----------
   Net cash provided by (applied to)
      Investing activities            ( 1,186,928)             (7,299,062)
                                      -----------              ----------

Cash flows from financing activities
       Interim construction loans     ( 1,002,535)                552,535
       Issuance of bonds                2,171,053               7,123,000
       Payment of bonds               (   429,336)                      0
       Payment of Preferred dividends (    12,750)             (    8,500)
       Loans from stockholders
         and affiliates                   447,858                 366,017
       Issuance of stock                  410,000                 725,000
                                      -----------              ----------
Net cash provided by (applied to)
       financing activities             1,584,290               8,758,052
                                      -----------              ----------

Net increase (decrease) in cash      (   712,937)               1,357,636


Cash at the beginning of the period    1,336,583               (   21,053)
                                      ----------               ----------

Cash at the end of the period         $  623,646              $ 1,336,583
                                      ----------               ----------











See accompanying notes

                       Senior Retirement Communities, Inc.
-8-

                             Statement of Cash Flows

                         For the Years Ended December 31

                                               1999              1998
                                              --------         --------
Reconciliation of net income to net
cash provided by operations:

Net income (loss) from operations        $ (1,359,541)      $ (  136,826)

Adjustments to reconcile net income
   to cash provided by operations
   Depreciation                               201,223              5,991
   Decrease (increase) in prepaid expenses      4,125                  0
   Increase in accrued expenses                43,894       $     29,481
                                          -----------       ------------


 Net cash provided (used) by Operations  $( 1,110,299)      $  ( 101,354)
                                         ------------       ------------

























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

Note 2 - Related Party Transactions

         TheCompany  entered  into a  construction  contract  in the amount of $
            2,750,000 with one of the shareholders to construct the Ruston facility. The contract called for the cash payments of $ 2,500,000 during the building of the Facility as approved by the contract engineer and the issuance of an additional 125,000 shares of common stock at the completion of the project, such stock issuance to represent the builder's profit in the project. On May 16, 1999, the 125,000 shares of Common Stock were issued pursuant to this contract and the Facility was accepted as completed.

                         Senior Retirement Communities, Inc.               -11-

                          Notes to Financial Statements

Note 2- Related Party Transactions - (continued)

         The Company entered into a construction contract in the amount of $1,225,000 with one of the shareholders to construct the Shreveport facility. The contract called for the cash payments during the building of the facility as approved by the contract engineer. The facility was completed and opened in January 1999.

         TheCompany entered into a construction contract in the amount of $2,200,000 with one of the shareholders to construct the Bossier City facility. The contract called for the cash payments during the building of the facility as approved by the contract engineer. The facility was completed in March of 1999.

         Due to stockholders and affiliates consist of amounts advanced by stockholders and other related entities. This amount accrues interest at the current market rate.

         During 1999, the Company incurred $ 919,400 of interest expense, of which $ 89,305 has been treated as construction period interest and included as part of the Building construction in progress on the balance sheet. The remainder of $ 830,095 has been charged to operations.

Note 3 - Preferred Stock

         ThePreferred Stock issued accrues dividends at the rate of four percent per year for each of the first two years, then six percent per year for the next two years then at eight percent per year for the final two years. The Preferred Stock is callable at the Company's option and shall be redeemed at the end of the sixth year, if still outstanding. The preferred shareholders have an option to purchase common stock at a twenty percent discount at any time within eight years of the Preferred stock issue dates, if the Company issues additional common stock through a public offering.

Note 4 - Development Stage Operations

         The Company has completed construction of the Ruston, Shreveport, and Bossier City facilities. Ruston was completed effective December 1, 1998, Shreveport was completed January 22, 1999 and Bossier City was completed March 10, 1999.

                        Senior Retirement Communities, Inc                 -12-

                          Notes to Financial Statements

Note 5 - Bonds Payable

         On June 23, 1998, the Company's issue of $ 9,000,000 of bonds became effective. These bonds are to become the permanent financing for the projects reflected in this financial statement. As of December 31, 1999, the bond sales are complete. As of December 31, 1999, the status of these bonds is as follows:

                                          Amount               Amount

                 Location               Authorized             Issued

                 Ruston                $ 3,685,000           $ 3,677,000
                 Bossier City            3,470,000             3,470,000
                 Shreveport              1,845,000             1,845,000
                                       -----------           -----------

                 Totals                $ 9,000,000           $ 8,992,000
                                       -----------           -----------


These bonds have varying interest rates from 7.5 percent per annum to 11 percent per annum. The maturity of these bonds is from one to twenty years.

         Bonds payable on the balance sheet reflects the accrued interest due and is reflected net after the deferred charges incurred is issuing and selling the bonds.

Note 6 - Other Matters

         The Company issued 160,000 shares of its common stock under Regulation D, Rule 506 (a) in order to provide funds to be used for the day-to-day operations of the Company, to payback certain loans to the Company from affiliates of the Company, to pay accounting, audit and legal costs, provide working capital or other purposes of the Company.

                       Senior Retirement Communities, Inc.

                               507 Trenton Street

                          West Monroe, Louisiana 71291

318 323-2115                                                   0fax 318 323-6281


March 24, 2000

To our Stockholders and Bondholders

Our top priority in fiscal 1999 was to complete construction on three assisted living centers in Ruston, Bossier City and Shreveport, Louisiana. I am please to report that all three facilities were completed by March 10, 1999. The challenge of operating these facilities in a successful manner is now our future. The Company and I accept this challenge.

Management is providing you the entire 10-KSB (including exhibits), as filed with Securities and Exchange Commission for your review. After careful review of the 10-KSB, you may call or write if you have any questions.

Thank you for your trust and faith in us.

Sincerely,

/s/Joanne M. Caldwell-Bayles

Joanne M. Caldwell-Bayles
President



                               SUMMATION OF 10KSB

         THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENT OF SENIOR RETIREMENT COMMUNITIES, INC. AUDITED FINANICIAL STATEMENT DATED DECEMBER 31, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

ASSETS

                                     DECEMBER 31,                  DECEMBER 31,
                                     1999                          1998

TOTAL CURRENT ASSETS                $    623,646                 $  1,340,708
AND , PROPERTY, PLANT,
     EQUIPMENT                         9,602,869                    8,617,164

TOTAL ASSETS                        $ 10,226,515                 $  9,957,872


LIABILITY & STOCKHOLDERS EQUITY

CURRENT LIABILITIES                 $    602,269                 $  1,005,910

OTHER LIABILITIES                      8,972,625                    7,338,050

STOCKHOLDERS EQUITY                      651,621                    1,613,912

TOTAL LIABILITIES &
STOCKHOLDERS EQUITY                 $ 10,226,515                   $ 9,957,872


         INFORMATION SET FORTH IN THIS SCHEDULE DOES NOT CONTAIN ALL OF THE INFORMATION NECESSARY AND SHOULD BE READ IN CONJUNCTION WITH THE COMPLETE AUDITED FINANCIAL STATEMENT DATED DECEMBER 31, 1999 INCLUDING FOOTNOTES.