Form 10QSB
period 2000-03-31
SENIOR RETIREMENT COMMUNITIES INC
filed 2000-05-16
CIK 1053649

Senior Retirement Community 10QSB 2000
                               Washington, D.C. 20549
                       SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-KSB

                  ANY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For The Three Months  ended March 31, 2000

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

                             Yes___X___ No__________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of the Form 10-KSB ____

              Revenues for fiscal year 2000 - $ 313,534

Number of share outstanding of each of the registrant's class of common shares and preferred shares, as of March 31, 2000

             Common  Shares  16,588,200  par  value $.10 per share:
             Preferred  shares  425,000  par  value $1.00 per share:

-------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Included by reference Prospectus dated June 23, 1998, I, II, III (2) Included by reference 10-KSB dated December 31, 1999 I, II

-------------------------------------------------------------------------------


                      SENIOR RETIREMENT COMMUNITIES, INC.

                                   Form 10-QSB

                                      INDEX


                         Senior Retirement Communities, Inc.
                                     Form 10-QSB
                                                           TABLE OF CONTENTS

Part 1: Financial Information                                    Page

Item 1. Financial Statements (Unaudited)

          Balance Sheets as of March 31, 2000 and 1999(unaudited)   2

          Statements of Income for the three months ended
          March 31, 2000 (unaudited) and three months ended
          March  31, 1999 (unaudited)                               3

          Statement of Retained Earnings for the three months
          March 31, 2000 (unaudited) and March 31, 1999
          (unaudited)                                               5

          Statements of Cash Flows for the three months ended
          March 31, 2000 and March 31, 1999 (unaudited).            6-7

          Notes to Financial Statements                             8-11

   Item 2.  Management Discussion and Analyses of Financial
            Conditions and Results of Operations.               12-16


Part II: Other Information

Item 1.  Legal Proceedings                                       16

Item 2.  Changes in Securities                                   16

Item 3.  Defaults Upon Senior Securities                         16

Item 4.  Submission of Matters to a Vote of Security Holders     16

Item 5.  Other Information                                       16

Item 6.  Other Matters                                           16

Item 7.  Exhibits and reports on Form 8-K                        16



Item 1. Financial Statements (Unaudited)



                       SENIOR RETIREMENT COMMUNITIES, INC.

                               FINANCIAL STATEMENT

                                 MARCH 31, 2000




                       Senior Retirement Communities, Inc.
                               Financial Statement
                                 March 31, 2000


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



                       Senior Retirement Communities, Inc



To the Board of Directors and Shareholders
Senior Retirement Communities, Inc.
West Monroe, Louisiana


     The accompanying balance sheet of Senior Retirement Communities, Inc. as of March 31, 2000 and 1999, and the related statement of income, retained earnings and cash flows for the three months ended March 31, 2000 and 1999, were prepared internally from the books and records of Senior Retirement Communities, Inc. These financial statements were not audited or reviewed.
Joanne Caldwell-Bayles
/S/ Joanne M. Caldwell-Bayles

President, Senior Retirement Communities, Inc.

May 12, 2000


    507 Trenton Street West Monroe, LA 71291  318 323 2115  FAX 318 323 6281


                       Senior Retirement Communities, Inc.

                                  Balance Sheet

                                 March 31, 2000

                                                March 31
                                          2000            1999

ASSETS


Current assets:
   Cash                               $      3,596      $     10,525
   Escrow cash                             135,651           361,018
   Sinking fund cash                         4,694           172,005
   Prepaid Insurance                         5,436                 0
   Total current assets                    149,377           543,548

Property, plant and equipment
   Buildings                             8,088,299         7,812,888
   Furniture and fixtures                  217,603            93,608
   Land                                  1,508,820         1,508,820
                                         9,814,722         9,415,316
   Less:  Accumulated depreciation         261,904            34,223
   Net property and equipment            9,552,818         9,381,093


                                     $   9,702,195       $ 9,924,641

See accompanying notes.
                     Senior Retirement Communities, Inc.                    -3-

                                 Balance Sheets

                                 March 31, 2000

                                                           March  31
                                                        2000          1999


LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
         Accounts payable and accrued expenses  $      41,525    $     21,448
         Bank Overdraft                                 6,969               0
         Current Maturities of Bonds                  555,000               0
                                                      603,484          21,448
Long-term debt:
         Bonds payable                              7,856,728       7,986,887

Other liabilities:
         Due to stockholders and affiliates           968,709         588,641

Stockholders Equity
         Common stock, No par value, 90,000,000
            shares authorized, 16,588,200 shares
            issued and outstanding                  1,658,820       1,248,820
         Preferred stock, $ 1 par value, 20,000,000
         shares authorized, 425,000 shares issued
         and outstanding                              425,000         425,000
         Retained earnings (deficit)               (1,807,556)       (346,155)
         Total stockholders equity                    276,264       1,327,665

                                                 $  9,705,195      $9,924,641
See accompanying notes.
                       Senior Retirement Communities, Inc.

                              Statements of Income

                                             For the three months ended March 31

                                                      2000               1999



Revenues                                       $      313,534       $     32,639


Expenses
Accounting                                             12,000             12,000
Activities                                              1,048                885
Advertising                                            10,999              6,231
Automobile                                                 83                713
Bank Charges                                              333                104
Bond Agent Fees                                             0             10,630
Cable Expense                                               0                 88
Carpet Cleaning                                            25                  0
Casual labor                                              486                  0
Construction                                            3,000                  0
Consulting                                              2,600             15,000
Decorations                                               349                620
Depreciation                                           54,690             28,232
Dues & subscripts.                                        697                370
Employee Education                                        456                  0
Employee Screening                                        864                  0
Employee training                                           0              3,308
Equipment rental                                        2,813                238
Food Costs                                             27,689              6,247
Gloves                                                    434                  0
Housekeeping                                            1,486              1,615
Insurance                                              28,768              6,614
Interest                                              239,672            128,182
Kitchen supplies                                          134                  0
Laundry                                                   535                  0
Lawn Care                                               3,533                  0
Licenses & permits                                        479                264
Light Bulbs                                                99                  0
Linens                                                     13                  0
Management Fees                                        21,560              2,124
Miscellaneous                                             200                618
Office                                                      0              1,429
Office Supplies                                           692                  0
Paper Goods                                               977                  0
Payroll Expenses                                      177,113             54,164
Pest Control                                              982                  0
Pet Supplies                                              201                  0
Postage & Delivery                                        762                797
Printing                                                3,893              4,736
Professional fees                                      11,945                150
Promotion                                               1,455              1,490
Rental Bonus                                              400                  0
Repairs                                                 2,475              1,822
Resident Gifts                                            103                  0
Taxes                                                  39,573              1,506
Telephone                                               4,235              4,401
Training & Education                                       20                  0
Travel & Entertain                                      1,048              2,794
Uniforms                                                   94                182
Utilities                                              25,545             14,283
Van Expense                                             5,259              2,799
Waste Removal                                           1,128                  0
Wellness                                                  116                  0
Total Expenses                                        688,891            314,636

Net Income (Loss)                          $         (375,357)      $ ( 281,997)


Earnings (Loss) Per Share                  $            (.02)       $      (.02)


See accompanying notes

                       Senior Retirement Communities, Inc.


                   Statement of Retained Earnings ( Deficit )

                       For the three months ended March 31


                                                  2000                    1999


Beginning retained earnings                  $(1,432,199)            $(  59,908)

Net income (loss)                             (  375,357)             ( 281,997)

Preferred dividends paid                      (        0)             (   4,250)
Ending retained earnings
     (deficit)                               $(1,807,556)            $( 346,155)


See accompanying notes.


                       Senior Retirement Communities, Inc.

                             Statement of Cash Flows

                       For the three months ended March 31

                                                  2000                  1999



Cash flows from operating activities:
       Revenues received                     $   313,534            $    32,639
       Cash paid to suppliers & employees    (   645,381)              (259,152)
Net cash provided (used) by operations       (   331,847)              (226,513)

Cash flows from investing activities
       Purchase of equipment                  (    4,639)              ( 18,506)
       Payments towards construction                   0               (773,655)
       Purchase of land                                0              ( 991,500)
       Payments of deposits                            0                  2,000
       Payment of deferred charges                     0               (154,750)
       Sale of Land                                    0                203,739
   Net cash provided by (applied to)
       Investing activities                  _ (   4,639)             ( 946,911)

Cash flows from financing activities
       Interim construction loans             (1,002,535)            (1,002,535)
       Issuance of bonds                       2,171,053               1,462,500
       Payment of bonds                       (  243,822)            (  239,750)
       Payment of Preferred dividends                  0             (    4,250)
       Loans from stockholders and affiliates     96,634                 164,424
Net cash provided by (applied to)
       financing activities                     (150,188)                380,389

Net increase (decrease) in cash              (   486,674)              (793,035)

Cash at the beginning of the period              623,646               1,336,583

Cash at the end of the period                    136,972                 543,548


See accompanying notes

                       Senior Retirement Communities, Inc.

                             Statement of Cash Flows

                       For the three months ended March 31


                                                   2000                    1999


Reconciliation of net income to net cash provided by operations:

Net income (loss) from operations             $  (375,357)           $( 136,826)

Adjustments to reconcile net income to cash
       Provided by operations
       Depreciation                                54,690                  5,991
       Decrease (increase) in prepaid expenses     (5,436)                     0
       Increase in accrued expenses                (5,744)            $   29,481


       Net cash provided (used) by
             Operations                        $ (331,847)           $ (101,354)

See accompanying notes.



Note 1 - Summary of Significant Accounting Policies

         Nature of Business

     The Company is a Louisiana corporation established to develop assisted living Centers and dementia facilities for the housing and care of senior citizens in Ruston, Bossier City and Shreveport, Louisiana.
         Basis of Accounting

         The Company uses the accrual basis of accounting and a calendar Year for all reporting purposes.

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

         Basis of Presentation
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In managements opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements have been included. Operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Companys Form 10-KSB.
     Certain reclassifications have been made to previously reported amounts to conform with the current presentation.

Note 2 Related Party Transactions

     Due  to  stockholders  and  affiliates   consist  of  amounts  advanced  by
stockholders and other related entities. This amount accrues interest at the current market rate.

Note 3  Preferred Stock

     The Preferred Stock issued accrues dividends at the rate of four percent per year for each of the first two years, then six percent per year for the next two years then at eight percent per year for the final two years. The Preferred Stock is callable at the Companys option and shall be redeemed at the end of the sixth year, if still outstanding. The preferred shareholders have an option to purchase common stock at a twenty percent discount at any time within eight years of the Preferred stock issue dates, if the Company issues additional common stock through a public offering.

Note 4  Bonds Payable

     On June 23, 1998, the Companys issue of $ 9,000,000 of bonds became effective. These bonds are the permanent financing for the projects reflected in this financial statement.
     These bonds have varying interest rates from 7.5 percent per annum to 11 percent per annum. The maturity of these bonds is from one to twenty years.
     Bonds payable on the balance sheet reflects the accrued interest due and is reflected net after the deferred charges incurred is issuing and selling the bonds.
     During the fie three months ended March 31, 2000, the Company incurred $ 239,672 of interest expense all of which has been charged to operations.


                                    OVERVIEW
General
     Senior Retirement Communities, Inc. (the "Company" or SRC) was organized as a Corporation under the laws of the State of Louisiana on September 10, 1997. The Corporate charter has been amended twice, once on November 6, 1997and then again on June 17, 1999. The Company is in the business of developing and owning housing for seniors. SRC primary interests are in the Development of Assisted Living Facilities ("ALFs"). ALF's contain one or more facilities for seniors who are independent, require some assistance or suffer from Dementia. Dementia units are primarily for the support of individuals suffering from Alzheimers and related disorders.
Independent Living
Independent Living facilities are anticipated to make up a small amount of the Company's business. It is anticipated as the Independent Living group of seniors age, they will convert to Assisted Living within the community thereby reducing their impact upon the communities. The Company has maintained excess land in each of the communities in order to meet the demands of seniors, no matter which direction senior care evolves.
Assisted Living
     Assisted Living will make up the largest impact upon The Company's success. Assisted Living continues to evolve with State and Federal interest in this form of Senior Care. It is anticipated that political pressure will continue to grow, because of the impact that Assisted Living is having on other forms of senior care. In Louisiana the Nursing Home industry, which has strong political support in the Louisiana Legislature, has introduced a bill, which would have a negative impact upon the industry. SRC along with other Assisted Living Communities are aware of the proposed legislation. It the Company's intent to resist these efforts.
Dementia
Independent Dementia facilities are fairly new in Louisiana. The Company has built the first independent Dementia facility in Bossier City and Shreveport, Louisiana. It used as a model the Terrace located in West Monroe, Louisiana which was built by an affiliate of the Company. It is anticipated that Dementia facilities will have a growing impact on the company success. The same political pressures discussed above will also impact dementia.
Employees
The Company has sixty full time and nine part time employees in three locations in north Louisiana. It is anticipated as occupancy increases the number of employees will increase.
Source of Business
The Company's business is designed to provide secure,comfortable, and healthy living environment for seniors with disposal income of approximately $25,000 and up, between the age of 72 and up and in the case of Independent Living and Dementia younger.
Method of Operation
     The Company's ALF's are managed by The Forsythe Group, Inc. (Forsythe) which is owned by Joanne M. Caldwell-Bayles, President of the Company. The ALF management staff consists of five individuals includes MS. Bayles. Two members of the staff have Master's degrees in Gerontology. They have over 20 years of experience in Hospitals, Nursing Homes, and Assisted Living industry. They have direct management responsibility for each Administrator of each ALF.
The Forsythe ALF management staff has central purchasing, payroll, accounts payable, menu planning and programming. All menus are planned with the assistance with a registered dietitian.
Administrators are required to meet the standards set forth in the new regulations. Employees are required to submit to drug testing before employment as well as during employment. All employees are required to submit to a background check by the State Police before employment.
  Competition
     ALF's are under ever growing competition for the senior market. Competition is coming from additional ALF's being built in each market and Nursing home upgrading and expansion. In Addition government regulation will continue to increase. The one area in which competition remains at a reasonable pace is in the area of independent Dementia units. While many ALF's are including Dementia units it has not grown in the Company's markets as much as traditional ALF's.
  Property Environmental
     The Company's ALF's are all in compliance with all environmental laws. Prior to building each site was inspected and an environmental engineer studied pass history. Each site was not subject to any environmental problems. Properties and Methods of Financing
     As of March 31, 2000 the Company had three ("ALFs")open for business. The Ruston ALF contains 42 Assisted/Independent and 6 Terrace units as result of increase demand for Alzheimer's facilities in the area and an increase in competition in Assisted Living facilities. As of March 31, 2000 The Assisted/Independent units were 64% occupied and the Terrace was 67% occupied.
     The Bossier City facility has The Arbor of Bossier consisting of 36 assisted living facility and The Terrace of Bossier 24-unit Dementia facility. As of March 31, 2000 the assisted living units facility was 50% occupied. On March 31, 2000 the Terrace had occupancy of 20%. Competition in the Shreveport-Bossier market is fierce because of over building. The Arbor is competing well, while the Terrace is slow in reaching its target occupancy. We anticipate our strong marketing efforts will be successful in reaching stabilized occupancy with the two year target ending March 2001.
     The final facility is The Terrace of Shreveport located in Shreveport, Louisiana consisting of a 24 unit Dementia facility.The Shreveport facility opened for business on January 22, 1999. The occupancy of the Terrace on March 31, 2000 was 45%. The Terrace is slow in reaching its target occupancy. We anticipate our strong marketing efforts will be successful in reaching stabilized occupancy with the two-year target ending March 2001, which is three months behind anticipated schedule.
     The construction of the facilities were financed through the sale of Co-First Mortgage bonds as set forth in the prospectus dated June 23, 1998 with construction loans provided by Church Loans and Investment Trust. All of the Construction loans have been paid in full.

     We also own approximately 26 acres of land located in Ruston (20acres) Shreveport (2 acres), and Minden (4 acres), Louisiana for future construction.

Major changes in Financial Conditions

     The major change in financial condition between December 31, 1999 and March 31, 2000 were as follows: Current assets consisted primarily of cash in the amount of $ 143,941. Cash is restricted as follows: $4,694 to fund bond reserve accounts and $135,651 is restricted to pay Operating Fund Payments. Reader is encouraged to read page 13 of the Prospectus. Property, Plant, and Equipment increased from $9,810,083 as of December 31, 1999 to $9,814,722 as of March 31, 2000. The increase is the result of completion of the construction in progress at Ruston, Bossier City and Shreveport, Louisiana. Total current liabilities increased from $ 602,269 as of December 31, 1999 to $ 603,494 as of March 31, 2000.Long-term debt decreased from $ 8,100,550 as of December 31, 1999 to $ 7,856,728 as of March 31, 2000 due to payments of scheduled bond payments. Liabilities due stockholders and affiliates increased from $ 651,621 as of December 31, 1999 to $ 968,709 as of March 31, 2000. Total Stockholders Equity decreased from $ 651,621 as of December 31, 1999 to $ 276,264 as of March 31, 2000. The decrease is the result of the net operating loss incurred for the quarter.
Liquidity and Financial Position

The Company receives significant operating funds from its affiliate The Forsythe Group, Inc. through short-term loans. The ability of The Forsythe Group to continue to make available loans is necessary for the continuing success of the company. If future conditions would create problems in Forsythe's ability to advance funds to the Company, the Company's future success would be in doubt.

Part II: Other Information
Item     3.       Legal Proceedings

The Company is not involved in any material legal proceedings at this time

Item 2.  Changes in Securities.                                   16

None

Item 3.  Defaults Upon Senior Securities                          16

None

Item 4.  Submission of Matters to a Vote of Security Holders      16

None

Item 5.  Other Information                                        16

Forward- Looking Statements:
Statements that are not historical facts, including statements about (I) operating profits or losses as those discussed in results of operations; (II) Impact of political decisions and new laws from the State and Federal Government. The Company wishes to caution the reader that factors below, along with the factors set forth in the Company's June 30, 2000 form 10QSB, September 30, 2000 form 10 QSB, and the prospectus along with the Company's other documents filed with the SEC, have affected and could affect the Company's actual results causing results to differ materially from those in any forward-looking statement. These factors include: the acceptance of the Assisted Living Concept by each of the communities in which they are located, increased competition in each of the communities, economic outlook whether the economy improves or slips into recession, technological changes in dealing with seniors, change in government regulation, the success of strategic decisions to improve financial performance, the ability of the Company to contain cost, and the continued increase in the market acceptance of ALF's.
Item 6.  Other Matters                                    16

Item 7.  Exhibits and reports on Form 8-K                 16


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Monroe, State of Louisiana, on May 2, 2000.

                                          Senior Retirement Communities, Inc.

                                           /s/Joanne M. Caldwell-Bayles
                                             --------------------------
                                              By: Joanne M. Caldwell-Bayles
                                                 President, Finance and
                                                 Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 2, 2000.

Signature                                                     Title
/s/ Joanne M. Caldwell-Bayles
Joanne M. Caldwell-Bayles                   Chairperson of the Board,
                                            Chief Executive Officer, President,
                                            Finance and Treasurer - Director


                               SUMMATION OF 10QSB

         THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENT OF SENIOR RETIREMENT COMMUNITIES, INC. AUDITED FINANICIAL STATEMENT DATED MARCH 31, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE
TO SUCH FINANCIAL STATEMENTS.

ASSETS

                                       MARCH 31,                    MARCH 31,
                                         2000                        1999

TOTAL CURRENT ASSETS                $    149,377                 $    543,548

LAND , PROPERTY, PLANT,
     EQUIPMENT                         9,552,818                    9,381,093

TOTAL ASSETS                        $  9,702,195                 $  9,924,641


LIABILITY & STOCKHOLDERS EQUITY

CURRENT LIABILITIES                 $    603,494                 $    21,448

OTHER LIABILITIES                        968,709                     588,641

LONG TERM DEBT                         7,856,728                   7,986,887

STOCKHOLDERS EQUITY                      276,264                   1,327,665

TOTAL LIABILITIES &
STOCKHOLDERS EQUITY                 $  9,705,195                  $9,924,641

         INFORMATION SET FORTH IN THIS SCHEDULE DOES NOT CONTAIN ALL OF THE INFORMATION NECESSARY AND SHOULD BE READ IN CONJUNCTION WITH THE COMPLETE UNAUDITED FINANCIAL STATEMENT DATED MARCH 31, 2000 INCLUDING FOOTNOTES.