Form 10QSB
period 2000-06-30
SENIOR RETIREMENT COMMUNITIES INC
filed 2000-08-15
CIK 1053649

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED June 30, 2000
                       Senior Retirement Communities, Inc.

-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                                                                 72-1394159
 Louisiana
(State or other jurisdiction of incorporation (IRS Employer Identification
Number
                                or organization)


                507 Trenton Street, West Monroe, Louisiana 71291
-------------------------------------------------------------------------------

               (Address of principal executive offices)(Zip code)

        Registrants telephone number, including are code (318) 323 2115


 Number of share outstanding of each of the registrants class of common shares and preferred shares, as of June 30, 2000

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

Part 1: Financial Information
Item 1. Financial Statements (Unaudited)

          Balance Sheets as of June 30, 2000  (unaudited)

          Statements of Income for the three and six months ended June 30, 2000 and 1999 (unaudited)

          Statement of Retained Earnings for the three and six months ended June 30, 2000 and 1999 (unaudited)

          Statements of Cash Flows for the three months and six months ended June 30, 2000 and 1999 (unaudited)

          Notes to Financial Statements

Item 2. Managements Discussion and Analyses of Financial Conditions and Results of Operations


Part II: Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Other Matters
\
Item 7.  Exhibits and reports on Form 8-K






                       SENIOR RETIREMENT COMMUNITIES, INC.

                               FINANCIAL STATEMENT

                                  JUNE 30, 2000
























      Senior Retirement Communities, Inc. Financial Statement June 30, 2000





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


























                       Senior Retirement Communities, Inc






To the Board of Directors and Shareholders
Senior Retirement Communities, Inc.
West Monroe, Louisiana


The accompanying balance sheet of Senior Retirement Communities, Inc. as of June 30, 2000 and the related statement of income, retained earnings and cash flows for the three and six months ended June 30, 2000 and 1999 were prepared internally from the books and records of Senior Retirement Communities, Inc. These financial statements were not audited or reviewed.


/S/ Joanne M. Caldwell-Bayles

Joanne Caldwell-Bayles
President, Senior Retirement Communities, Inc.

August 11, 2000




















     507 Trenton Street West Monroe, LA 71291 318 323-2115 - FAX 318-3236281




                       Senior Retirement Communities, Inc.

                                  Balance Sheet

                                  June 30, 2000


ASSETS


Current assets:
   Cash                                           $         2,013
   Escrow cash                                            136,347
   Sinking fund cash                                          945
   Prepaid expenses                                        11,333
   Total current assets                                   150,638

Property, plant and equipment
   Buildings                                            8,171,377
   Furniture and fixtures                                 146,503
   Land                                                 1,508,820
                                                        9,826,700
   Less:  Accumulated depreciation                        316,394
   Net property and equipment                           9,510,306


                                                 $  ____9,660,944

See accompanying notes.
                     Senior Retirement Communities, Inc.

                                 Balance Sheets

                                  June 30, 2000


LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
   Accounts payable and accrued expenses         $         45,169
   Current maturities of bonds payable                    555,000
   Total current liabilities                              600,168

Long-term debt:
   Bonds payable                                        8,053,973

Other liabilities:
   Due to stockholders and affiliates                     971,646

Stockholders Equity
   Common stock, No par value, 90,000,000
   shares authorized, 16,588,200 shares issued
   and outstanding                                      1,658,820
   Preferred stock, $ 1 par value, 425,000
   shares authorized, issued and outstanding              425,000
   Retained earnings (deficit)                         (2,048,663)
   Total stockholders equity                                35,157

                                                   $     9,660,944

See accompanying notes.

                       Senior Retirement Communities, Inc.
                              Statement of Income
            For the three months and six months ended June 30, 2000,
          and for the three months and six months ended June 30, 1999

             Three months      Six months    Three months     Six months
             June 30, 2000    June 30, 2000  June 30, 1999   June 30,1999


Revenues     $   339,238      $   652,772    $   144,455    $    177,094

Expenses
Accounting        12,000           21,000          9,000          21,000
Activities         1,164            2,212            968           1,853
Advertising        7,568           18,567          4,901          21,132
Automobile            22              106          2,791           3,504
Bank Charges          55              388            231             335
Bond Agent Fees        0              125              0          10,630
Cable Expense          0                0             46              46
Carpet Cleaning      135              160            758             846
Casual labor         202              688          1,026           1,026
Consulting         2,100            4,700         10,000          25,000
Decorations          236              585            550           1,170
Depreciation      54,690          109,380         54,690          82,922
Donations              0                0              0               0
Dues subscripts      263              960            592             962
Emp incentives     1,097            1,553              0           1,265
Emp Screening        851            1,715            684           2,727
Employee training      0                0          1,215           1,215
Equipment rental   1,876            4,489            712             950
Food Costs        25,131           52,820         14,010          20,257
Gloves               438              872            190             190
Housekeeping       1,652            3,137            322           1,937
Insurance         22,720           51,489          9,266          15,880
Interest         201,042          440,714        222,668         350,850
Kitchen supplies     173              307            106             106
Laundry              642            1,207            215             215
Lawn Care          4,266            7,799          3,413           3,413
Legal & acct.          0                0              0               0
Licenses & permits   472              951            400             664
Light Bulbs           65              164             14              14
Linens                53               66             12              12
Management Fees   23,485           45,045         14,070          16,194
Miscellaneous        295              370             43             811
Office                 0                0              0             336
Office Supplies    2,528            3,221          2,090           3,183
Paper Goods          986            1,963            700             700
Payroll Expenses 158,483          335,596         95,912         150,076
Pest Control         663            1,645            955             955
Pet Supplies          84              284            394             394
Postage & Delivery   547            1,309            614           1,411
Printing           3,119            7,012          3,510           8,246
Professional fees      0           11,945            150             150
Promotion          1,493            2,947          1,227           2,717
Rental Bonus         400              800            700             700
Repairs            2,790            5,264          2,968           4,790
Resident Gifts       244              347            333             333
Taxes                  0           39,573             31           1,537
Telephone          2,133            6,368          2,858           7,259
Training             258              278            822             822
Travel Ent         1,909            2,958          2,533           5,327
Uniforms             816              909             85             267
Utilities         35,266           59,811         20,085          35,368
Van Expense        5,264           10,523          2,709           5,508
Waste Removal        598            1,726          1,434           1,434
Wellness              72              188            254             254

Total Expenses   580,345        1,269,236        504,257         818,893

Net (-Loss) $   (241,107)     $  (616,464)     $(359,802)      $(641,799)

Earnings per
share       $     (.01)       $    ( .03)      $  ( .02)       $  ( .03)

See accompanying notes

                       Senior Retirement Communities, Inc.
                    Statement of Retained Earnings (Deficit)
            For the three months and six months ended June 30, 2000,
          and for the three months and six months ended June 30, 1999

             Three months      Six months    Three months     Six months
             June 30, 2000    June 30, 2000  June 30, 1999   June 30,1999


Beginning  $ (1,807,556)      $(1,432,908)   $  (346,155)   $    (59,908)

Net (loss)     (241,107)         (616,464)      (359,802)       (641,799)

Preferred
dividends paid        0                 0          (4,250)        (8,500)

Ending    $  (2,048,663)      $(2,048,663)    $  (710,207)  $   (710,207)

See accompanying notes.

                       Senior Retirement Communities, Inc.
                             Statement of Cash Flows
            For the three months and six months ended June 30, 2000,
          and for the three months and six months ended June 30, 1999

             Three months      Six months    Three months     Six months
             June 30, 2000    June 30, 2000  June 30, 1999   June 30,1999


Cash flows from operating activities:
 Revenues  $    345,238       $   652,772    $   144,455    $    177,094
 Cash paid     (527,855)       (1,163,182)      (427,030)       (691,236)

Net cash provided (used)
 by operations (183,617)        (510,410)       (282,575)       (514,142)

Cash flows from investing activities
 Purchase
  equipment     (12,178)         (16,817)        (19,013)        (37,519)
 Payments towards
  construction        0                0        (965,122)     (1,738,777)
 Payment of deferred
  charges             0                0               0        (154,750)

Net cash provided by (applied to) Investing
activities     ( 12 178)      (   16,817)       (984,135)     (1,931,046)

Cash flows from financing activities
 Payment of construction
  loans               0                0               0      (1,002,535)
 Issuance of
  bonds               0                0       1,126,976       2,594,530
 Payment on bonds     0         (436,013)              0        (239,750)
 Accrual of interest
  on bonds      195,191          379,328               0               0
 Payment of Preferred
  dividends           0                0          (4,250)         (8,500)
 Loans from stockholders
  and affiliates  2,937           99,571         307,335         471,759
 Issuance of stock    0                0         250,000         250,000

Net cash provided by (applied to)financing
 activities     198,128           42,886       1,680,061       2,065,504

Net increase (decrease)
in cash           2,333         (484,341)        413,351        (379,694)

Cash beginning  136,972          623,646         543,548       1,336,583

Cash end
of the period   139,305          139,305         956,899         956,899

See accompanying notes

                       Senior Retirement Communities, Inc.
                             Statement of Cash Flows
            For the three months and six months ended June 30, 2000,
          and for the three months and six months ended June 30, 1999

             Three months      Six months    Three months     Six months
             June 30, 2000    June 30, 2000  June 30, 1999   June 30,1999


Reconciliation of net income to net cash provided by operations:

Net (loss) $   (241,107)      $  (616,464)   $  (359,802)   $   (641,799)


Adjustments to reconcile net income to cash provided by operations
 Depreciation    54,690           109,380         54,690          82,920
 Amortization     5,054            10,108          5,054           5,054
 Decrease (increase) in prepaid
  expenses       (5,897)          (11,333)             0           4,125
 Increase in accrued
  expenses        3,643            (2,101)        17,483          35,556

Net cash provided (used) by
 Operations  $ (183,617)       $ (510,410)     $(282,575)     $ (514,142)

See accompanying notes.

                       Senior Retirement Communities, Inc.

                          Notes to Financial Statements


Note 1   Summary of Significant Accounting Policies

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

     Bonds payable on the balance sheet reflects the accrued interest due and is reflected net after the deferred charges incurred is issuing and selling the bonds.
     During the six months ended June 30, 2000, the Company incurred $ 440,714 of interest expense all of which has been charges to operations.




        MANAGEMENTS DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITIONS AND
                             RESULTS OF OPERATIONS


     This commentary should be read in conjunction with the following documents for a full understanding of Senior Retirement Communities, Inc. financial condition and the status of the Company which reflects little or no operations; the entire Prospectus dated June 23, 1999; 10KSB for the period ending December 31, 1999; and the unaudited financial statement presented herein along with all of the footnotes thereto as well as Method of Operation which provides additional information.
     As a result of the Company engaging in the rent-up stage of operations as of the end of the second quarter, readers should be aware of the success and/or failures within the assisted Living Industry. Because the bonds are being sold on a best efforts basis, particular attention should be paid to the bond sale results as set forth in footnote 8 and 9 of the financial statement.
     The Ruston, Louisiana ALF containing 42 assisted living units and six Alzheimers units. Additional Alzheimers units are being considered as result of increase demand for Alzheimers facilities in the area. As of Auguist 11, 2000 the property had 25 assisted living residents, two day care and five Alzheimers residents. One facility is located in Bossier City, with a 36 assisted living facility and a 24-unit Dementia facility whis is being converted to a rehabilition units. The Rehab unit will be operated by an independent contractor. The Company will recieve approxemently $42,000,00 in monthly income from the rehab facility. The Assisted living units had 21 assisted living resident and 8 daycare residents.
     The other site is located in Shreveport, Louisiana consisting of a 24 Dementia. The Shreveport facility opened for business on January 22, 2000. As of Aigist 14, 2000 11 out of twenty-four units were occupied with full time resident. In addition to the full time residences there were 4 day care residences.


     The construction of the facilities were financed through the sale of Co-First Mortgage bonds as set forth in the prospectus dated June 23, 1999 with construction loans provided by Church Loans and Investment Trust. The Company also owns approximately 26 acres of land located in Ruston (20 acres), Shreveport (2 acres), and Minden (4 acres), Louisiana for future construction.

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

Change in Employees

     Prior to the opening of the Ruston ALF, the Company had no operations. Employees consisted of the President, Joanne M. Caldwell-Bayles and two other employees. As of August 12, 2000 the company had fifty eight employees. As occupancy increases, additional employees will be required. The number required will be determined by the increase in occupancy of each facility.

Results of operations:

     The Companys first ALF opened for business on October 16, 1999 in Ruston, Louisiana. The Facility has been well received by the community. The facility continues to add new residents each week. It is anticipated it will reach occupancy in excess of 90% before the end of the year. We belive tha success of the Ruston facility is not assured.The operating loss for al three facilities for the second quarter of 2000 was $359,802, which includes start-up costs of approximately $200,000.00 for the Ruston ALF. The Shreveport and Bossier City facilities were opened for business in the first quarter of 2000 at which point all of the facilities were open and operating.

Major changes in Financial Conditions

     The major changes in financial condition between June 30, 2000 and March 31, 2000 is as follows: Current assets consisted primarily of cash in the amount of $139,305. Cash is restricted as follows: $4,694 to fund bond reserve accounts and the balance of $135,651 is restricted to pay Operating Fund Payments. Property and equipment decreased from $9,552,818 as of March 31,2000 to $ 9,510,306 as of June 30, 2000. The decrease is the result of depreciation on the operating facilities. Total current liabilities decreased from $603,494 as of March 31, 2000 to $ 600,168 as of June 30, 2000. Long term debt increased from $7,856,728 as of March 31, 2000 to $8,053,973 as of June 30, 2000 which was created by the accrual of the interest due on the bonds payables. Liabilities due stockholders and affiliates increased from $968,709 as of March 31, 2000 to $971,646 as of June 30, 2000. Total Stockholders Equity decreased from $ 276,264 as of March 31, 2000 to $ 35,157 as of June 30, 2000 due to the operating loss for the second quarter.

Liquidity and Financial Position

     The Company receives significant operating funds from its affiliate The Forsythe Group, Inc. through short-term loans. The ability of The Forsythe Group to continue to make available loans is necessary for the continuing success of the company. If future conditions would create problems in Forsythes ability to advance funds to the Company, the Companys future success would be in doubt.

Forward- Looking Statements:

Statements that are not historical facts, including statements about (I) operating profits or losses as those discussed in results of operations; (II) completion dates of facilities; (III) fixed asset expenditures; and (IV) the successful sale of the balance of the bonds are forward-looking statements that involve risks and uncertainties. The Company wishes to caution the reader that factors below, along with the factors set forth in the Companys June 23, 1999 prospectus and in the Companys other documents filed with the SEC, have affected and could affect the Companys actual results causing results to differ materially from those in any forward-looking statement. These factors include: the acceptance of the Assisted Living Concept by each of the communities in which they are located, increased competition in each of the communities, economic outlook whether the economy improves or slips into recession, technological changes in dealing with seniors, change in government regulation, the success of strategic decisions to improve financial performance, the ability of the Company to contain cost, and the continued increase in the market acceptance of ALFs.


Part II   Other Information

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

                  None

         Item 6: Other Matters

                  None

         Item 7. Exhibits and reports on Form 8-K

                   None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                             Senior Retirement Communities, Inc. (Registrant)
                                              /s/ Joanne M. Caldwell-Bayles
                             Joanne M. Caldwell-Bayles
Date: August 11, 2000        By: Joanne M. Caldwell-Bayles
                                 President, Finance and Treasurer

                         SUMMATION OF 10QSB


THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENT OF SENIOR RETIREMENT COMMUNITIES, INC. UNAUDITED FINANICIAL STATEMENT JUNE 30, 2000 AND UNAUDITED STATEMENT DATED JUNE 30, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
ASSETS


                                       June 30,                 June 30,
                                         2000                     1999

TOTAL CURRENT ASSETS               $    150,638             $    956,899

LAND , PROPERTY, PLANT,
     EQUIPMENT                        9,510,306               10,310,538

OTHER ASSETS                                  0                        0

TOTAL ASSETS                        $ 9,660,944              $11,267,437


LIABILITY & STOCKHOLDERS EQUITY

CURRENT LIABILITIES                 $   600,168               $   38,931

OTHER LIABILITIES                       971,646                  895,976

LONG TERM DEBT                        8,053,973                9,118,917

STOCKHOLDERS EQUITY                      35,157               1,2133,613

TOTAL LIABILITIES &
STOCKHOLDERS EQUITY                 $ 9,660,944              $11,267,437

   INFORMATION SET FORTH IN THIS SCHEDULE DOES NOT CONTAIN ALL OF THE INFORMATION NECESSARY AND SHOULD BE READ IN CONJUNCTION WITH THE COMPLETE UNAUDITED FINANCIAL STATEMENT DATED JUNE 30, 2000 AND THE UNADUTIED FINANCIAL STATEMENTS FOR JUNE 30, 1999 INCLUDING FOOTNOTES.