Form 10QSB
period 2000-09-30
SENIOR RETIREMENT COMMUNITIES INC
filed 2000-11-15
CIK 1053649

Senior Retirement Community 10QSB 2000
                               Washington, D.C. 20549
                       SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-KSB

                  ANY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For The Nine Months ended Sept 30, 2000

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

                             Yes___X___ No__________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of the Form 10-KSB ____

              Revenues for fiscal year 2000 - $ 1,041,195

Number of share outstanding of each of the registrant's class of common shares and preferred shares, as of Sept 30, 2000

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

                                      INDEX


                         Senior Retirement Communities, Inc.
                                     Form 10-QSB
                                                           TABLE OF CONTENTS

Part 1: Financial Information

Item 1. Financial Statements (Unaudited)

          Balance Sheet as of Sept 30, 2000 (unaudited)

          Statements of Income for the Nine Months ended
          Sept 30, 2000 (unaudited) and Nine Months ended
          Sept  30, 1999 (unaudited)

          Statement of Retained Earnings for the Nine Months
          Sept 30, 2000 (unaudited) and Sept 30, 1999
          (unaudited)

          Statements of Cash Flows for the Nine Months ended
          Sept 30, 2000 and Sept 30, 1999 (unaudited).

          Notes to Financial Statements

   Item 2.  Management Discussion and Analyses of Financial
            Conditions and Results of Operations.


Part II: Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Other Matters

Item 7.  Exhibits and reports on Form 8-K



Item 1. Financial Statements (Unaudited)



                       SENIOR RETIREMENT COMMUNITIES, INC.

                               FINANCIAL STATEMENT

                               September 30, 2000




                       Senior Retirement Communities, Inc.
                               Financial Statement
                               September 30, 2000


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



                       Senior Retirement Communities, Inc



To the Board of Directors and Shareholders
Senior Retirement Communities, Inc.
West Monroe, Louisiana


     The accompanying balance sheet of Senior Retirement Communities, Inc. as of September 30, 2000 and the related statement of income, retained earnings and cash flows for the Three and Nine Months ended Sept 30, 2000 and 1999, were prepared internally from the books and records of Senior Retirement Communities, Inc. These financial statements were not audited or reviewed. Joanne Caldwell-Bayles

/S/ Joanne M. Caldwell-Bayles



President, Senior Retirement Communities, Inc.
November 14, 2000

    507 Trenton Street West Monroe, LA 71291  318 323 2115  FAX 318 323 6281


                       Senior Retirement Communities, Inc.

                                  Balance Sheet


                                 September 30, 2000





ASSETS


Current assets:
Cash                             $     65,054
Escrow cash                             9,999
Sinking fund cash                         294
Prepaid Insurance                       5,436
Total current assets                   80,783

Property, plant
 and equipment
Buildings                           8,174,788
Furniture and fixtures                148,554
Land                                1,508,820
                                    9,832,162
Less:  Accumulated  depreciation      371,284
Net property and  equipment         9,460,878


                                $   9,541,661

See accompanying notes.
                     Senior Retirement Communities, Inc.                    -3-

                                  Balance Sheet

                               September 30, 2000







LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable and
accrued expenses                $      33,207
Current Maturities of Bonds           555,000
                                      588,207
Long-term debt:
Bonds payable                       8,073,722

Other liabilities:
Due to stockholders
 and affiliates                     1,134,099

Stockholders Equity
Common stock, No par value,
90,000,000 shares
authorized, 16,588,200 shares
   issued and outstanding           1,658,820
Preferred stock, $ 1 par value,
20,000,000 shares authorized,
425,000 shares issued
and outstanding                       425,000
Retained earnings (deficit)        (2,338,187)
Total stockholders equity            (254,367)

                                 $  9,541,661
See accompanying notes.
                       Senior Retirement Communities, Inc.

                              Statements of Income

            For the Three and Nine Months ended September 30,2000 and
                  Three and Nine Months ended September 30,1999
                         Three     Nine       Three      Nine
                         Months   Months      Months    Months
                          2000     20000      1999       1999



Revenues            $ 388,423 $1,041,195    $ 256,301 $ 433,395

Expenses
Accounting             12,000     36,000       17,822    38,822
Activities              1,164      3,375          798     2,651
Advertising             1,742     20,309       13,548    34,680
Automobile                127        233          296     3,800
Bank Charges               73        462          137       472
Bond Agent Fees             0        125       48,272    58,902
Cable Expense               0          0            0        46
Carpet Cleaning            86        246            9       855
Casual labor               88        776            0     1,026
 Construction                0          0        3,000     3,000
Consulting                600      5,300        1,000    26,000
Decorations               759      1,344          873     2,043
Depreciation           54,690    164,070       54,689   137,611
Dues & subscripts.        339      1,299          325     1,287
Employee Incentives       883      2,436        2,185     3,450
Employee Screening        715      2,429        1,999     4,726
Employee training           0          0       (1,200)       15
Equipment rental        2,600      7,089        1,914     2,864
Food Costs             35,293     87,405       24,107    44,364
Gloves                    471      1,343          238       428
Housekeeping            2,423      5,561        1,989     3,926
Insurance              27,783     79,272        6,704    22,584
Interest              232,015    672,729      168,814   519,664
Kitchen supplies          732      1,038          862       968
Laundry                   651      1,857          394       609
Lawn Care               3,783     11,582        3,966     7,379
Licenses & permits        495      1,446        1,370     2,034
Light Bulbs               337        501           98       112
Linens                      0         66           19        31
Management Fees        26,117     71,161       19,797    35,991
Miscellaneous              40        409          170       981
Office                    759        759          170       506
Office Supplies             0      3,220          861     4,044
Paper Goods               445      2,407          289       989
Payroll Expenses      212,955    548,551      183,847   333,923
Pest Control              494      2,139        1,076     2,031
Pet Supplies               87        371          185       579
Postage & Delivery      1,464      2,772          861     2,272
Printing                2,816      9,828        2,208    10,454
Professional fees       1,169     13,114           80       230
Promotion               1,395      4,342        3,070     5,787
Rental Bonus            1,213      2,013        2,500     3,200
Repairs                 2,970      8,235        3,488     8,278
Resident Gifts            228        575           93       426
Taxes                     (40)    39,534           (1)    1,536
Telephone               3,685     10,053        3,863    11,122
Training & Education      537        815          785     1,607
Travel & Entertain      2,161      5,119        1,904     7,231
Uniforms                  627      1,536        1,236     1,503
Utilities              33,647     93,459       25,892    61,260
Van Expense             4,783     15,306        2,671     8,179
Waste Removal             508      2,234        1,030     2,464
Wellness                   40        228           52       306
Total Expenses        677,947  1,946,474      610,355 1,429,248

Net Income (Loss)   $(289,524)$(905,279)  $ ( 354,054)$(995,853)

Earnings (Loss) Per
  Share              $ (.02)    $(.06)        $(.02)     $ (.05)


See accompanying notes

                       Senior Retirement Communities, Inc.


                   Statement of Retained Earnings ( Deficit )
            For the Three and Nine Months ended September 30,2000 and
                  Three and Nine Months ended September 30,1999
                       Three          Nine        Three          Nine
                       Months        Months       Months        Months
                        2000          2000         1999          1999
 Beginning
 retained earnings $(2,048,663)  $(1,432,908) $(  710,207) $ (  59,908)

Net income (loss)  (   289,524)   (  905,279)  (  354,054)   ( 995,853)
 dividends paid              0                 (    4,250)   (  12,750)
Ending retained
earnings
     (deficit)    $(2,338,187)  $(2,338,187)  $(1,068,511) $(1,068,511)


See accompanying notes.


                       Senior Retirement Communities, Inc.

                             Statement of Cash Flows

            For the Three and Nine Months ended September 30,2000 and
                  Three and Nine Months ended September 30,1999
                             Three    Nine       Three      Nine
                             Months   Month      Month      Months
                             2000     2000       1999       1999


Cash flows from operating
 activities:
 Revenues received       $   388,423 $ 1,041,195   $ 256,301  $ 433,395
 Cash paid to suppliers
& employees               (  624,268) (1,786,741)  (539,650) (1,230,886)
Net cash provided (used)
by operations             (  235,845) (  745,546)  (283,349) (  797,491)

Cash flows from
 investing activities
 Additions of Equipment and
   Buildings              (    5,462) (   22,279)  (  2,354)(1,778,650)
 Payment of deferred
  charges                          0           0          0 (  154,750)

Net cash provided
  by (applied to)
 Investing activities     (    5,462) (   22,279)  (  2,354)(1,933,400)

Cash flows from
 financing activities
 Interim construction loans        0           0          0 (1,002,535)
 Issuance of bonds                 0           0     34,750  2,629,280
 Payment of bonds        (   180,295)  ( 617,017) ( 189,586)(  429,336)
 Accrual of bond interest    195,191     574,519          0          0
  Payment of Preferred dividends   0           0     (4,250)(   12,750)
 Loans from stockholders
  and affiliates             162,453     262,024    (51,345)   420,414
 Issuance of stock                 0           0    160,000    410,000
Net cash provided by
  (applied to)
  financing activities       177,349     219,526    (50,431) 2,015,073

Net increase (decrease)
  in cash               (    63,958)  (  548,299)  (336,134) ( 715,818)

Cash at the beginning
  of the period             139,305      623,646    956,899  1,336,583

Cash at the end of
 the period                  75,347       75,347    620,765    620,765

See accompanying notes

                       Senior Retirement Communities, Inc.

                           Statement of Cash Flows



Reconciliation of net income to net cash provided by operations:

            For the Three and Nine Months ended September 30,2000 and
                  Three and Nine Months ended September 30,1999
                           Three    Nine        Three      Nine
                           Months   Month      Month      Months
                           2000     20000      1999       1999
Net income (loss) from
        operations        $(289,524) $ (905,279) $ (354,054)  $( 995,853)

Adjustments to reconcile
  net income to cash
  Provided by operations
  Depreciation               54,690     164,070      54,689      137,611
  Amortization of deferred    5,054      15,162       2,527        7,581
  Decrease (Increase) in
     prepaid expenses         5,897      (5,436)          0        4,125
  Increase (Decrease) in
     accrued expenses      (11,962)     (14,063)     13,489       49,045


  Net cash provided
        (used) by
             Operations $ (235,845)   $(745,546)  $(283,349)  $( 797,491)

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

Note 4  Bonds Payable

     On June 23, 1998, the Companys issue of $ 9,000,000 of bonds became effective. These bonds are the permanent financing for the projects reflected in this financial statement.
     These bonds have varying interest rates from 7.5 percent per annum to 11 percent per annum. The maturity of these bonds is from one to twenty years.
     Bonds payable on the balance sheet reflects the accrued interest due and is reflected net after the deferred charges incurred is issuing and selling the bonds.
     During the Nine Months ended September 30, 2000,  the Company  incurred
$ 672,729 of interest expense all of which has been charged to operations.
The company has drawn down the bond reserve accounts and applied the proceeds to the bonded indebtedness. As of September 30, 2000, approximately $ 300,000 of bond payments which were due have not been paid.



                                    OVERVIEW
General
     Senior Retirement Communities, Inc. (the "Company" or SRC) was organized as a Corporation under the laws of the State of Louisiana on September 10, 1997. The Corporate charter has been amended twice, once on November 6, 1997and then again on June 17, 1999. The Company is in the business of developing and owning housing for seniors. SRC primary interests are in the Development of Assisted Living Facilities ("ALFs"). ALF's contain one or more facilities for seniors who are independent, require some assistance or suffer from Dementia. Dementia units are primarily for the support of individuals suffering from Alzheimers and related disorders.
Independent Living
Independent Living facilities are anticipated to make up a small amount of the Company's business. It is anticipated as the Independent Living group of seniors age, they will convert to Assisted Living within the community thereby reducing their impact upon the communities. The Company has maintained excess land in each of the communities in order to meet the demands of seniors, no matter which direction senior care evolves.
Assisted Living
     Assisted Living will make up the largest impact upon The Company's success. Assisted Living continues to evolve with State and Federal interest in this form of Senior Care. It is anticipated that political pressure will continue to grow, because of the impact that Assisted Living is having on other forms of senior care. In Louisiana the Nursing Home industry, which has strong political support in the Louisiana Legislature, has introduced a bill, which would have a negative impact upon the industry. SRC along with other Assisted Living Communities are aware of the proposed legislation. It the Company's intent to resist these efforts.
Dementia
Independent Dementia facilities are fairly new in Louisiana. The Company has built the first independent Dementia facility in Bossier City and Shreveport, Louisiana. It used as a model the Terrace located in West Monroe, Louisiana which was built by an affiliate of the Company. It is anticipated that Dementia facilities will have a growing impact on the company success. The same political pressures discussed above will also impact dementia.
Employees
The Company has sixty full time and nine part time employees in three locations in north Louisiana. It is anticipated as occupancy increases the number of employees will increase.
Source of Business
The Company's business is designed to provide secure, comfortable, and healthy living environment for seniors with disposal income of approximately $25,000 and up, between the age of 72 and up and in the case of Independent Living and Dementia younger.
Method of Operation
     The Company's ALFs are managed by The Forsythe Group, Inc. (Forsythe) which is owned by Joanne M. Caldwell-Bayles, President of the Company. The ALF management staff consists of five individuals includes MS. Bayles. Two members of the staff have Master's degrees in Gerontology. They have over 20 years of experience in Hospitals, Nursing Homes, and Assisted Living industry. They have direct management responsibility for each Administrator of each ALF.
The Forsythe ALF management staff has central purchasing, payroll, accounts payable, menu planning and programming. All menus are planned with the assistance with a registered dietitian.
    Administrators are required to meet the standards set forth in the new regulations. Employees are required to submit to drug testing before employment as well as during employment. All employees are required to submit to a background check by the State Police before employment.
  Competition
     ALFs are under ever growing competition for the senior market. Competition is coming from additional ALFs being built in each market and Nursing home upgrading and expansion. In Addition government regulation will continue to increase. The one area in which competition remains at a reasonable pace is in the area of independent Dementia units. While many ALFs are including Dementia units it has not grown in the Company's markets as much as traditional ALFs.
  Property Environmental
     The Company's ALFs are all in compliance with all environmental laws. Prior to building each site was inspected and an environmental engineer studied pass history. Each site was not subject to any environmental problems. Properties and Methods of Financing
     As of September 20, 2000 the Company had three ("ALFs")open for business. The Ruston ALF contains 36 Assisted/Independent and 15 Terrace units as result of increase demand for Alzheimers facilities in the area and an
increase  in competition  in  Assisted   Living   facilities.   As  of
September 30, 2000 the Assisted/Independent units were 71% occupied and the Terrace was 40% occupied.
     The Bossier City facility has The Arbor of Bossier consisting of 36 assisted living facility and The Terrace of Bossier 24-unit Dementia facility. As of Sept. 30, 2000 the assisted living units was 55% occupied. The Terrace was 21% occupied.
     Competition in the Shreveport-Bossier market is fierce because of over building. The Arbor is competing well, while the Terrace is slow in reaching its target occupancy. We anticipate our strong marketing efforts will be successful in reaching stabilized occupancy with the two year target ending March 2001.
        The Company entered into a letter agreement to convert the Terrace of Bossier into a rehab unit. This agreement was cancelled. The Company continues to discuss the conversion with other interested parties.

     The final facility is The Terrace of Shreveport located in Shreveport, Louisiana consisting of a 24 unit Dementia facility.The Shreveport facility opened for business on January 22, 1999. The occupancy of the Terrace on Sept 30, 2000 was 67%. It is anticipated that the dementia residence of the Tarrace will be transfered to Shreveport when the rehab unit in Bossier opens. The Terrace is slow in reaching its target occupancy. We anticipate our strong
 marketing   efforts  will  be  successful  in  reaching stabilized  occupancy with the two-year target ending March 2001, which is six months behind anticipated schedule.

Major changes in Financial Conditions

     The major change in financial condition between September 30 and June 30, 2000 were as follows: Current assets consisted primarily of cash in the amount of $ 75,347. Cash is restricted as follows: $ 294 to fund bond reserve accounts and $9,999 is restricted to pay Operating Fund Payments. Reader is encouraged to read page 13 of the Prospectus. Property, Plant, and Equipment decreased from $9,510,306 as of June 30, 2000 to $9,460,878 as of September 30, 2000. The decrease is the result of depreciation on the facilities located at Ruston, Bossier City and Shreveport, Louisiana. Total current liabilities decreased from $ 600,168 as of June 30, 2000 to $ 508,207 as of September 30, 2000.Long-term debt increased from $ 8,053,973 as of June 30, 2000 to $ 8,073,722 as of September 30, 2000 due to the accrual of the interest due on the bonds payable. Liabilities due stockholders and affiliates increased from $ 971,646 as of June 30, 2000 to $ 1,134,099 as of September 30, 2000.
Total Stockholders Equity decreased from $ 35,157 as of June 30, 2000 to a deficit of $ 254,367 as of September 30, 2000. The decrease is the result of the net operating loss incurred for the quarter.
Liquidity and Financial Position

The Company receives significant operating funds from its affiliate The Forsythe Group, Inc. through short-term loans. The ability of The Forsythe Group to continue to make available loans is necessary for the continuing success of the company. If future conditions would create problems in Forsythes ability to advance funds to the Company, the Company's future success would be in doubt. The Company has not paid it bond obligations of approximately $300,000 due August 1, 2000 on the Bossier and Shreveport Facilities. Forsythe has not been able to provide the necessary funds to make those payments. Forsythe continues to attempt to obtain the necessary funds to provide to the Company in order to make the bond payments which are due.

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

                                          Senior Retirement Communities, Inc.

                                           /s/Joanne M. Caldwell-Bayles
                                             --------------------------
                                              By: Joanne M. Caldwell-Bayles
date: November 14, 2000                        President, Finance and
                                                 Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 2, 2000.

Signature                                                     Title
/s/ Joanne M. Caldwell-Bayles
Joanne M. Caldwell-Bayles                   Chairperson of the Board,
                                            Chief Executive Officer, President,
                                            Finance and Treasurer - Director
Date: November 14, 2000

                               SUMMATION OF 10QSB

         THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENT OF SENIOR RETIREMENT COMMUNITIES, INC. AUDITED FINANICIAL STATEMENT DATED SEPTEMBER 30, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

ASSETS

                                     September 30,               September 30,
                                         2000                        1999

TOTAL CURRENT ASSETS                $     80,783               $    620,765

LAND , PROPERTY, PLANT,
     EQUIPMENT                         9,460,878                 10,258,203

TOTAL ASSETS                        $  9,541,661               $ 10,878,968


LIABILITY & STOCKHOLDERS EQUITY

CURRENT LIABILITIES                 $    588,207               $     52,420

OTHER LIABILITIES                      1,134,099                    844,631

LONG TERM DEBT                         8,073,722                  8,966,608

STOCKHOLDERS EQUITY                     (254,367)                 1,015,309

TOTAL LIABILITIES &
STOCKHOLDERS EQUITY                 $  9,541,661              $  10,878,968


         INFORMATION SET FORTH IN THIS SCHEDULE DOES NOT CONTAIN ALL OF THE INFORMATION NECESSARY AND SHOULD BE READ IN CONJUNCTION WITH THE COMPLETE UNAUDITED FINANCIAL STATEMENT DATED SEPTEMBER 30, 2000 INCLUDING FOOTNOTES.