Form 10KSB
period 2000-12-31
SENIOR RETIREMENT COMMUNITIES INC
filed 2001-04-03
CIK 1053649

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   ANY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal year ended December 31, 2000

              ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period From ___ to ___

                       Senior Retirement Communities, Inc.
                             SEC file No. 333-45419

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

                             Yes___X___ No__________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of the Form 10-KSB ____


                  Revenues for fiscal year 2000 - $ 1,1449,806

Number of share outstanding of each of the registrant class of common shares and preferred shares, as of December 31, 2000

Common Shares 16,588,200 par value $.10 per share: Preferred shares 425,000 par value $1.00 per share:

DOCUMENTS INCORPORATED BY REFERENCE
(1) Included by reference Prospectus dated June 23, 1998, I, II, III Included by reference 10-QSB dated June 30, 1999 I, II
(3) Included by reference 10-QSB dated September 30, 1999 I, II

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



                                    OVERVIEW

General Senior Retirement Communities, Inc. (the Company or SRC) was organized as a Corporation under the laws of the State of Louisiana on September 10, 1997. The Corporate charter has been amended one time on November 6, 1997. The Company is in the business of developing and owning housing for seniors. SRC primary interests are in the Development of Assisted Living Facilities (ALFs). ALFs contain one or more facilities for seniors who are independent, require some assistance or suffer from Dementia. Dementia units are primarily for the support of individuals suffering from Alzheimers and related disorders.

Independent Living Independent Living facilities are anticipated to make up a small amount of the Companys business. It is anticipated as the Independent
Living group of seniors age, they will convert to Assisted Living within the community thereby reducing their impact upon the communities. The Company has maintained excess land in each of the communities in order to meet the demands of seniors, no matter which direction senior care evolves.

Assisted Living Assisted Living will make up the largest impact upon the Companys success. Assisted Living continues to evolve with State and Federal interest in this form of Senior Care. It is anticipated that political pressure will continue to grow, because of the impact that Assisted Living is having on other forms of senior care. In Louisiana the Nursing Home industry, which has strong political support in the Louisiana Legislature, has introduced a bill, which would have a negative impact upon the industry. SRC along with other
Assisted Living Communities are aware of the proposed legislation. It the Companys intent to resist these efforts.

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

Employees The Company has sixty two full time and four part time employees in three locations in north Louisiana. It is anticipated as occupancy increases the number of employees will increase.

Source of Business The Companys business is designed to provide secure, comfortable, and healthy living environment for seniors with disposal income of approximately $25,000 and up, between the age of 72 and up and in the case of Independent Living and Dementia younger.

Method of Operation The Companys ALFs are managed by The Forsythe Group, Inc. (Forsythe) which is owned by Joanne M. Caldwell-Bayles, President of the Company. The ALF management staff consists of five individuals includes MS. Bayles. Two members of the staff have Masters degrees in Gerontology. They have over 20 years of experience in Hospitals, Nursing Homes, and Assisted Living industry. They have direct management responsibility for each Administrator of each ALF.

Prior to the formation of the Company, Forsythe closely kept close relation with the Department of Social Services of the State of Louisiana, which is the authority responsible for regulating ALFs in Louisiana. In 1996 Social Service began developing new Minimum Standards for ALFs. When a decision was made for the Company and develop ALFs the Forsythe staff recommended that the Company adopt the proposed new minimum standards for all of its project. As a result the design staff of Forsythe designed all of the ALFs which the Company owns meet the new stricter requirements. The Company also adopted the new standards for of its personnel. The new Adult Residential Care Minimum Standards were adopted and became effective on March 31, 1999. As a result the Company is in compliance with the new stricter requirement including buildings, staffing, and education requirements a well.

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

Competition ALFs are under ever growing competition for the senior market. Competition is coming from additional ALFs being built in each market and Nursing home upgrading and expansion. In Addition government regulation will continue to increase. The one area in which competition remains at a reasonable pace is in the area of independent Dementia units. While many ALFs are including Dementia units it has not grown in the Companys markets as much as traditional ALFs.

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

In the fourth Quarter of 1998 an Assisted Living Facility was started in Bossier City, the new facility opened in the spring of 1999. The Company believes the market in Bossier City will be able to support both facilities. Additional new facilities would increase competition and may have negative impact on the Companys ALF.

Property Environmental 1The Companys ALF;s are all in compliance with all environmental laws. Prior to building each site was inspected and an environmental engineer studied pass history. Each site was not subject to any environmental problems.

Item     2.       Properties and Methods of Financing

As of December 31, 2000 the Company had three ALFs open for business. The Ruston, Louisiana ALF Assisted Living Units (assisted and Independent living units) opened for business in October 1998. The Company has converted eight independent living units and adding additional facilities which are operating as a 15-unit Dementia (Terrace) facility, along with activity and dinning facilities. The Ruston ALF contains 36 Assisted/Independent and 15 Terrace units as result of increase demand for Alzheimers facilities in the area and an increase in competition in Assisted Living facilities. As of December 31, 2000 The Assisted/Independent units were 70% occupied and the Terrace was 40% occupied.

The Bossier City facility has The Arbor of Bossier consisting of 36 assisted living facility and The Terrace of Bossier 24-unit Dementia facility. As of December 31, 2000 the assisted living units facility was 53% occupied. On December 31, 2000 the Terrace had occupancy of 29%. Competition in the Shreveport-Bossier market is fierce because of over building. The Arbor is competing well, while the Terrace is slow in reaching its target occupancy. We anticipate our strong marketing efforts will be successful in reaching stabilized occupancy with the two year target ending March 2001.

The final facility is The Terrace of Shreveport located in Shreveport, Louisiana consisting of a 24 unit Dementia facility. The Shreveport facility opened for business on January 22, 1999. The occupancy of the Terrace on December 31, 2000 was 79%.

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

The Bonds were offered by MMR Investment Bankers, Inc. (the Underwriter) on a best efforts basis as agent for the Company. The Bonds are offered subject to prior sale. The Offering of the Bonds (the Offering) will continue until the sale of all Bonds or for a period of one year from the date of the Prospectus (June 23, 1998). As of December 31, 1999 $8,992,000 of the issue of $9,000,000 had been sold. The Underwriter does not intend to make a market in the Bonds. There is no quoted market for the Bonds and there is no assurance a market will develop.

Item     6.       Management's Discussion and Analysis of Results of Operations

The Companys first ALF opened for business on October 16, 1999 in Ruston, Louisiana. The Shreveport and Bossier City facilities opened in the first quarter of 1999 at which point all of the facilities were open and operating. The operating loss for the year ending December 31, 2000 was $ 1,301,898.

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

Major changes in Financial Conditions The major change in financial condition between December 31, 1999 and December 31, 2000 were as follows: Current assets consisted primarily of cash in the amount of $ 68,635. Cash is restricted as follows: $9,637 is restricted for future bond payments. Reader is encouraged to read page 13 of the Prospectus. Property, Plant, and Equipment decreased from $9,602,869 as of December 31,1999 to $9,499,784 as of December 31, 2000. Total
current liabilities decreased from $602,269 as of December 31, 1999 to $ 51,338 as of December 31, 2000. Long-term debt increased from $ 8,100,550 as of December 31, 1999 to $ 8,984,734 as of December 31, 2000, which consisted of bond payables. Liabilities due stockholders and affiliates increased from $872,075 as of December 31, 1999 to $1,113,989 as of December 31, ,2000. Total
Stockholders Equity decreased from $ 651,621 as of December 31, 1999 to ($650,277) as of December 31, 2000. The decrease is the primarily the result of the net operating loss of $ 1,301,898.

Liquidity and Financial Position In the past, the Company received significant operating funds from its affiliate, The Forsythe Group, Inc. Continued funding from The Forsythe Group is no longer available to the Company. The lack of a ready source of funding has placed the Companys future success in doubt. As a result, the Company (along with other related companies, the Issuers) requested a deferment of interest and principal payments on its bonds. Colonial Trust Company (Colonial), acting as the Indenture Trustee, Paying Agent, and Registrar in regard to the bonds offered by the Issuers, submitted the Issuers proposal to the bondholders. On March 27, 2001, the bondholders of the Issuers approved the deferment, allowing the Company to continue to operate without interruption.

Forward- Looking Statements: Statements that are not historical facts, including statements about (I) operating profits or losses as those discussed in results of operations; (II) Impact of political decisions and new laws from the State and Federal Government. The Company wishes to caution the reader that factors below, along with the factors set forth in the Company;s June 30, 1999 form
10QSB, September 30, 1999 form 10 QSB, and the prospectus along with the Companys other documents filed with the SEC, have affected and could affect the Companys actual results causing results to differ materially from those in any forward- looking statement. These factors include: the acceptance of the Assisted Living Concept by each of the communities in which they are located, increased competition in each of the communities, economic outlook whether the economy improves or slips into recession, technological changes in dealing with seniors, change in government regulation, the success of strategic decisions to improve financial performance, the ability of the Company to contain cost, and the continued increase in the market acceptance of ALFs.

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

OFFICERS, DIRECTORS AND MANAGEMENT OF THE COMPANY.

The members of the Board of Directors of the Company are elected annually and hold office until their successors are elected and qualify. The Companys officers are chosen to serve at the pleasure of the Stockholders. The management of the Company has a combined total of over 75 years of experience in finance, construction, property development, and property management.

The Facilities management staff consists of five individuals including the President. Two members of the staff have Masters degrees in Gerontology. They have over 20 years of experience in Hospitals, Nursing Homes, and Assisted Living facilities. They have direct management responsibility for each Administrator of each ALF.

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



The names of the directors and executive officers of the Company, there respective ages and their positions and office with the Company are as follows:

Name                      Age       Positions and Offices Held

Joanne M. Caldwell-Bayles  41       Chairperson of the Board,
                                    Chief Executive Officer, President and
                                    Director

Suzette L. Brewster        53       Vice-President, Director
                                    Facility-Design

Sherry Kenney              43       Vice President, Director.
                                    Director of Operations

Raymond L. Nelson          64       Vice-President - Director

Jean Gaffney-Nelson        62       Assistant Secretary - Director

Charles H. Pritchard       45       Chief Financial Officer

Joanne M. Caldwell-Bayles, 41 years old. In 1996 Joanne M. Caldwell-Bayles formed The Forsythe Group an unincorporated holding company specialize in the purchase and collection of FDIC notes from failed financial institutions.
Forsythe purchased over $10,000,000 in face value of notes at a discount. Forsythe was successful in collecting an amount to produce profits from their efforts. Some of the notes were secured as a result Holdings obtained property, which was sold or financed at a profit. In 1996 Joanne M. Caldwell-Bayles incorporated The Forsythe Group. Inc. She has been the President and Chief Executive Officer of the Company since it inception. Mrs. Caldwell-Bayles has senior executive experience in the development and operation of assisted living and memory disorder facilities beginning in 1996. Mrs. Bayles also has senior executive experience in hotel management, personnel, finance and commercial and residential development.

In addition to her duties with the company she is serving a member of the Board of Director of the Louisiana Assisted Living Association

Suzette L. Brewster, 53 years old has been with the Company and its predecessors since September 1994. Ms. Brewster was trained in interior design and landscaping. She has been involved in the design of all of the facilities which the Company manages. Her main challenge is interior design as well as landscaping of each of the facilities. She is also in charge of purchasing all furniture, fixtures and equipment for each facility. Ms. Brewster attended Louisiana Tech University, Ruston, Louisiana.

Sherry Kenny, 43 years old. She served as the Administrator of The Oaks Nursing Home in Monroe, Louisiana from 1988 - 1994 responsible for the strategic planning, marketing and maintenance of all plans/records relating to the facility. In 1995 she became the Manager of the Azalea Estates Assisted Living Facility, Monroe, Louisiana. Ms. Kenny also conducted a night class at Northeast Louisiana University, Monroe, Louisiana teaching "Perspectives on Aging" to occupational therapy, gerontology, and social work students. In 1997, she joined SENIOR RETIREMENT COMMUNITIES, INC., as director of operations. She is responsible for strategic planning, marketing, maintenance of all plans, records for the company as it relates to the facilities being managed by the Company. Ms. Kenny also maintains and keep track of all state guidelines in accordance with the Department of Social Services. In May 1999, she was elected to the Board of Directors and appointed Vice-President of the Company. Ms. Kenny has a Bachelor of Business Administration, Major in Accounting and Master of Arts. She also has a Masters degree in Gerontology from Northeast Louisiana University, Monroe, Louisiana.

Raymond L. Nelson Director-Vice-President, 64 years old. Mr. Nelson attended the University of Houston. He is the President and CEO of Town & Country Insurance Agency, Inc. He manages forty employees in three locations in the Houston-Galveston, Texas metropolitan area. Mr. Nelson is the past President of the Houston Council of the Navy League of the United States and is currently a national director. He is a past director of the Independent Insurance Agency of Houston, Texas.

Jean Gaffney Nelson, 62 years old, Mrs.. Nelson has 27 years in management experience in diagnostic and iterventional cardiology in a large hospital environment. Mrs. Nelson was employed as the Manager of Cardiology Services and Nuclear Medicine at the Methodist Hospital in Houston, Texas. She studied biology and took courses in computer science, accounting and management at the University of Houston in Houston, Texas. Mrs.. Nelson is registered in adult echocardiography by the American Registry of Diagnostic Medical Sonographers and is a member of the American College of Cardiovascular Administrators.

Charles Pritchard, 45 year old graduated from Northeast Louisiana University May 1977 with a degree in accounting. In 1980 completed the requirements as a CPA. He worked for two local firms from 1977 to 1986. In 1986, he established an independent accounting practice. He has clients in the fields of health care, manufacturing, construction, retail, auto, leasing, and service industry. For the past three years he has served as the accountant for Forsythe and all Affiliates, including relations with the SEC and State regulatory agencies. In May 1999 he joined the Company as Chief Financial Officer and Director.

The members of the Board of Directors of The Company are elected annually and hold office until their successor are elected and qualified. The Companys officers are chosen to serve at the pleasure of the Board of Directors. The management of The Company has a combined total of over 75 years of experience in finance, construction, property development, and property management.

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

                       Senior Retirement Communities, Inc.




                          By: Joanne M. Caldwell-Bayles
                        President, Finance and Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2001.

Signature                                            Title

/s/ Joanne M. Caldwell-Bayles
Joanne M. Caldwell-Bayles               Chairperson of the Board,
                                        Chief Executive Officer, President,
                                        Finance and Treasurer - Director


/s/Raymond L. Nelson
Raymond L. Nelson                       Vice-President, Director


/s/Jean Gaffney Nelson
Jean Gaffney Nelson                     Assistant Secretary, Director

/s/ Sherry Kenney
Sherry Kenney                           Vice President, Secretary
                                        Director of Operations
                                        Director

/s/Charles H. Pritchard
Charles H. Pritchard                    Chief Financial Officer - Director

/s/Suzette L. Brewster                  Vice President, Facility - Design
Suzette L. Brewster                     Director






                       SENIOR RETIREMENT COMMUNITIES, INC.

                               FINANCIAL STATEMENT

                                DECEMBER 31, 2000







                       Senior Retirement Communities, Inc.
                               Financial Statement
                                December 31, 2000





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


Senior Retirement Communities, Inc.
507 Trenton Street
West Monroe, Louisiana

I have audited the accompanying balance sheets of Senior Retirement Communities, Inc. as of December 31, 2000 and 1999 and the related statements of income, retained earnings and cash flows for the years then ended. These financial
statements  are  the  responsibility  of  the  Companys   management.   My
responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Senior Retirement Communities, Inc. at December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the note 6, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Managements plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


March 30, 2000

/s/William R. Hulsey
William R. Hulsey
Certified Public Accountant






-------------------------------------------------------------------------------
    Senior Retirement
    Communities, Inc.                                            - 2 -

    Balance Sheet

    December 31, 2000

                                                 __________December 31_________
                                               ____2000____        ____1999____

    ASSETS


    Current assets:

       Cash                                  $        58,667        $     1,589
       Escrow cash                                     9,637            618,260
       Sinking fund cash                                 331              3,797
       Prepaid Insurance                               3,766                  0
       Total current assets                           72,401            623,646

    Property, plant and
    equipment
       Buildings                                    8,115,371         8,088,299
       Furniture and fixtures                         231,122           212,964
       Land                                         1,508,820         1,508,820
                                                    9,855,313         9,810,083
       Less:  Accumulated
    depreciation                                      427,930           207,214
       Net property and
    equipment                                       9,427,383         9,602,869

                                      $             9,499,784   $    10,226,515


  See accompanying
    notes.


    Senior Retirement
    Communities, Inc.                                                    - 3 -

    Balance Sheet

    December 31, 2000
                                                __________December 31 _________

                                                ____2000____       ____1999____
    LIABILITIES AND
    STOCKHOLDERS'
    EQUITY
       Cash
    Current liabilities:
       Accounts Payable             $                  51,338     $      47,269
       Current maturities of
    Bonds                                                   0           555,000
                                                       51,338           602,269

    Long-term debt:
                             Bonds payable          8,984,734         8,100,550

    Other liabilities:
                             Due to
                             stockholders
                             and affiliates         1,113,989           872,075

    Stockholders' Equity
    Common stock, No par
    value, 90,000,000
       shares authorized,
    16,588,200 shares
    issued
       and outstanding                              1,658,820         1,658,820
    Preferred stock, $ 1 par
    value, 20,000,000
       shares authorized,
    425,000 shares issued                             425,000           425,000
       and outstanding
    Retained earnings
    (-deficit)                                     (2,734,097)       (1,432,199)




    Total stockholders'
    equity                                           (650,277)          651,621

                                       $             9,499,784   $   10,226,515


    See accompanying
    notes.


    Senior Retirement
    Communities, Inc.                                                     - 4 -

    Statements of Income

    For the years ended
    December 31,
                                         ____2000____              ____1999____


    Revenues                  $             1,449,806   $             714,729

    Expenses
    Accounting                                 48,000                  50,822
    Activities                                  5,296                   3,776
    Advertising                                23,094                  44,517
    Automobile                                    233                   4,024
    Bank Charges                                  541                     617
    Carpet Cleaning                               246                     856
    Casual labor                                  956                   1,376
    Consulting                                  5,500                  26,600
    Decorations                                 2,567                   2,268
    Depreciation                              226,708                 201,223
    Dues & subscripts.                          1,361                   1,733
    Employee Education                              0                   3,192
    Employee Incentives                         3,922                       0
    Employee Screening                          3,779                   7,531
    Employee training                               0                   1,265
    Equipment rental                            9,585                   6,936
    Food Costs                                130,642                  71,238
    Gloves                                      2,015                     815
    Housekeeping                                8,574                   5,027
    Insurance                                 112,134                  38,398
    Interest                                1,026,782                 830,095
    Kitchen supplies                            1,617                   1,142
    Laundry                                     2,814                   1,064
    Lawn Care                                  16,159                  11,485
    Licenses & permits                          2,646                   2,889
    Light Bulbs                                   537                     112
    Linens                                        285                      90
    Management Fees                            99,875                  55,781
    Miscellaneous                                 534                     249
    Office                                      5,643                     475
    Office Supplies                                 0                   5,847
    Paper Goods                                 3,571                   1,901
    Payroll Expenses                          724,646                 504,574

 Continue income
    statement.....

    See accompanying
    notes

    Senior Retirement
    Communities, Inc.                                                    - 5 -

    Statements of Income

    For the years ended
    December 31,




                                         ____2000____              ____1999____

    Pest Control              $                 3,020   $               3,017
    Pet Supplies                                  444                     694
    Postage & Delivery                          3,895                   3,386
    Printing                                    13,509                  14,166
    Professional fees                           13,528                   6,808
    Promotion                                    8,482                   8,378
    Rental Bonus                                 3,113                   4,300
    Repairs                                     12,479                  10,868
    Resident Gifts                               1,013                     494
    Taxes                                       39,534                   1,537
    Telephone                                   15,279                  14,486
    Training & Education                         1,358                   1,977
    Travel & Entertain                           6,899                   8,962
    Uniforms                                     1,856                   2,160
    Utilities                                  134,074                  89,118
    Van Expense                                 18,998                  12,674
    Waste Removal                                3,522                   2,975
    Wellness                                       439                     352
    Total Expenses                            2,753,704               2,076,274
    Net Income (Loss)            $           (1,301,898)   $         (1,359,541)
    Earnings (Loss) Per
    Share                        $                (0.08)   $              (0.08)

    See accompanying
    notes


    Senior Retirement
    Communities, Inc.                                                    - 6 -

    Statement of Retained
    Earnings
    (Deficit)Income

    For the years ended
    December 31,

                                        ____2000____              ____1999____


    Beginning retained
    earnings (deficit)        $           (1,432,199)   $            (59,908)

    Net income (loss)                     (1,301,898)               (1,359,541)

    Preferred dividends
    paid                                            0                 (12,750)

    Ending retained
    earnings (deficit)         $           (2,734,097)   $         (1,432,199)


    See accompanying
    notes.


    Senior Retirement
    Communities, Inc.                                                    - 7 -

    Statement of Cash
    Flows

    For the years ended
    December 31,

                                        ____2000____              ____1999____

    Cash flows from operating activities:
          Revenues            $               1,449,806   $            714,729

           Cash paid to
    suppliers & employees                    (2,524,693)            (1,825,028)

    Net cash provided
    (used) by operations                     (1,074,887)            (1,110,299)

    Cash flows from
    investing activities
           Purchase of equipment               (24,150)               (137,862)
           Payments towards construction       (27,072)             (1,049,066)
       Net cash provided by
    (applied to)Investing activities           (51,222)             (1,186,928)

    Cash flows from
    financing activities
           Interim construction loans                0              (1,002,535)
           Issuance of bonds                         0               2,171,053
           Accrual of interest on bonds        931,434                       0
           Payment of bonds                   (602,250)               (429,336)
           Payment of Preferred dividends            0                 (12,750)
           Loans from stockholders and
    affiliates                                 241,914                 447,858
           Issuance of stock                         0                 410,000
    Net cash provided by
    (applied to)financing activities           571,098               1,584,290

    Net increase (decrease)
    in cash                                   (555,011)               (712,937)

    Cash at the beginning
    of the period                              623,646               1,336,583

    Cash at the end of the
    period                    $                 68,635   $             623,646


    See accompanying
    notes


    Senior Retirement
    Communities, Inc.                                                    - 8 -

    Statement of Cash
    Flows

    For the years ended
    December 31,

                                          ____2000____              ____1999____


    Reconciliation of net income to net cash provided by operations:

    Net income (loss) from
    operations                   $           (1,301,898)   $        (1,359,541)

    Adjustments to reconcile net income to cash
           Provided by operations
           Depreciation                         226,708                 201,223
           Decrease (increase in prepaid
                expenses)                        (3,766)                  4,125
           Increase in accrued expenses           4,069                  43,894


           Net cash provided(used) by
                 Operations      $           (1,074,887)   $        (1,110,299)


    See accompanying
    notes.

-------------------------------------------------------------------------------




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

Note 2- Related Party Transactions

Due to stockholders and affiliates consist of amounts advanced by stockholders and other related entities. This amount accrues interest at the current market rate.

                    Senior Retirement Communities, Inc.                   -11-

                          Notes to Financial Statements

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

Note 4 - Bonds Payable

On June 23, 1998, the Company's issue of $ 9,000,000 of bonds became effective. These bonds are to become the permanent financing for the projects reflected in this financial statement. As of December 31, 2000, the status of these bonds is as follows: Principal Amount Amount Location Authorized Outstanding

                  Ruston             $ 3,685,000      $ 3,291,750
                  Bossier City         3,470,000        3,023,750
                  Shreveport           1,845,000        1,834,500

                  Totals             $ 9,000,000      $ 8,150,000


These bonds have varying interest rates from 7.5 percent per annum to 11 percent per annum. The maturity of these bonds is from one to twenty years. Bonds payable on the balance sheet reflects the accrued interest due and is reflected net after the deferred charges incurred is issuing and selling the bonds.

During 1999, the Company incurred $ 1,026,782 of interest expense all of which has been charged to operations.

                    Senior Retirement Communities, Inc.               -12-

                          Notes to Financial Statements

Note 5 - Going concern and subsequent events

As a result of continuing operating losses as a result of not achieving desired occupancy levels, the Company filed a request on February 27, 2001 with Colonial Trust Company, who acts as agent for the bondholders, a request to extend all principal and interest for four years. This request includes amounts which were already past due and amounts which would have become due by February 1, 2002. In accordance with the trust indenture, the request was submitted to the bondholders for a vote on the proposed extension. The votes were due to be returned by march 27, 2001. As of March 27, 2001, bondholders representing $ 122,250 of bonds out of the total of $ 8,150,000 bonds outstanding voted to reject the plan. As a result of this vote, the request to postpone certain payments for a period of four years was approved. This proposal is intended to provide the Company additional time to achieve full occupancy which should allow for the future payments to be paid as they become due. Should the Company fail to increase its occupancy levels, additional measures would become necessary for the Company to remain a going concern.




                       Senior Retirement Communities, Inc.
                               507 Trenton Street
                          West Monroe, Louisiana 71291

318 323-2115                                                  fax 318 323-6281


March 30, 2001

To our Stockholders and Bondholders


Our top priority in fiscal 1999 was to complete construction on three assisted living centers in Ruston, Bossier City and Shreveport, Louisiana. I am please to report that all three facilities were completed by March 10, 1999. The challenge of operating these facilities in a successful manner is now our future. The Company and I accept this challenge.

Management is providing you the entire 10-KSB (including exhibits), as filed with Securities and Exchange Commission for your review. After careful review of the 10- KSB, you may call or write if you have any questions.

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


ASSETS

                                        DECEMBER 31,             DECEMBER 31,
                                         2000                            1999

TOTAL CURRENT ASSETS             $            72,401              $   623,646

LAND , PROPERTY, PLANT,
     EQUIPMENT                             9,427,383                9,602,869

TOTAL ASSETS                     $         9,499,784            $  10,226,515


LIABILITY & STOCKHOLDERS EQUITY

CURRENT LIABILITIES                $          51,338            $      602,269

OTHER LIABILITIES                         10,098,723                 8,972,625

STOCKHOLDERS EQUITY                         (650,277)                  651,621

TOTAL LIABILITIES &
STOCKHOLDERS EQUITY                   $    9,499,784              $ 10,226,515


INFORMATION SET FORTH IN THIS SCHEDULE DOES NOT CONTAIN ALL OF THE INFORMATION NECESSARY AND SHOULD BE READ IN CONJUNCTION WITH THE COMPLETE AUDITED FINANCIAL STATEMENT DATED DECEMBER 31, 2000 INCLUDING FOOTNOTES.