Form 10QSB
period 2001-03-31
SENIOR RETIREMENT COMMUNITIES INC
filed 2001-05-15
CIK 1053649

10QSB

                 The Senior Retirement Community 10QSB 3/31/01

                     Senior Retirement Community 10QSB 2001
                             Washington, D.C. 20549
                       SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-QSB

                  ANY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the three months ended March 31, 2001

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______ to ___________

                        Commission file number 333-45419

Louisiana                                                            72-1394159
(State or other jurisdiction of incorporation                         I.R.S. ID
or organization)

                       Senior Retirement Communities, Inc.

                    507 Trenton Street, West Monroe, LA 71291

                                 (318) 323-2115

          Securities registered pursuant to Section 12 (b) of the Act:
                         First Mortgage Bonds $9,000,000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report) and (2) was subject to such filing requirements for the past ninety (90) days.

                                    Yes__ X_ No______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by preference in part III of the Form 10-KSB_____.

                    Revenues for fiscal year 2001 - $430,435

Number of shares of each of the registrants class of common shares and preferred shares, as of March 31, 2001:

             Common Shares - 16,588,200, par value $ .10 per share: Preferred Shares - 425,000, par value $1.00 per share:

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Included by reference Prospectus dated June 23, 1998, I, II, III (2) Included by reference 10-KSB dated December 31, 2000 I, II

                       SENIOR RETIREMENT COMMUNITIES, INC.

                                   Form 10-QSB

                                      INDEX

                       Senior Retirement Communities, Inc.
                                   Form 10-QSB

                                TABLE OF CONTENTS

                                                                            Page

Part 1:    Financial Information
   Item 1.  Financial Statements (Unaudited)
            Balance Sheets as of March 31, 2001 and 2000 (unaudited)          2

            Statements of Income for the three months ended                   4
            March 31, 2001 (unaudited) and March 31, 2000 (unaudited)

            Statement of Retained Earnings for the three months               6
            ended March 31, 2001 (unaudited) and March 31, 2000
            (unaudited)

            Statements of Cash Flows for the three months ended 7-8 March 31, 2001 (unaudited) and March 31, 2000 (unaudited)

            Notes to Financial Statements                                  9-11

   Item 2.  Management Discussion and Analysis of Financial               12-14
            Condition and Results of Operations

Part II.    Other Information

   Item 1.  Legal Proceedings                                                14

   Item 2.  Changes in Securities                                            14

   Item 3.  Defaults Upon Senior Securities                                  14

   Item 4.  Submission of Matters to a Vote of Security Holders              14

   Item 5.  Other Information                                             14-15

   Item 6.  Other Matters                                                    15

   Item 7.  Exhibits and reports on Form 8-K                                 15

                       SENIOR RETIREMENT COMMUNITIES, INC

                               FINANCIAL STATEMENT

                                 MARCH 31, 2001

                       Senior Retirement Communities, Inc.
                               Financial Statement
                                 March 31, 2001

                                Table of Contents

FINANCIAL STATEMENTS                                                       Page
         Report...............................................................1
         Balance Sheet........................................................2
         Statement of Income..................................................4
         Statement of Retained Earnings.......................................6
         Statement of Cash Flows..............................................7
         Notes to Financial Statements........................................9

                       Senior Retirement Communities, Inc.
                               507 Trenton Street
                          West Monroe, Louisiana 71291
                                 (318) 323-2115
                               fax (318) 323-6281



To the Board of Directors and Shareholders
Senior Retirement Communities, Inc.
West Monroe, LA 71291

The accompanying balance sheet of Senior Retirement Communities, Inc. as of March 31, 2001 and 2000, and the related statements of income, retained earnings, and cash flows for the three months ended March 31, 2001 and 2000, were prepared internally from the books and records of Senior Retirement Communities, Inc. These financial statements were not audited nor reviewed.


/S/ Joanne M. Caldwell-Bayles
President, Senior Retirement Communities, Inc.

May 14, 2001




                       Senior Retirement Communities, Inc

                                  Balance Sheet

                                 March 31, 2001
                                                              March 31
                                                 2001                      2000

ASSETS
      Current Assets:
           Cash                      $          20,551         $          3,596
           Escrow cash                           6,359                  135,651
           Sinking fund cash                    (2,714)                   4,694
           Prepaid insurance                     3,766                    5,436
           Total current assets                 27,962                  149,377

      Property, Plant and Equipment
           Buildings                         8,190,221                8,088,299
           Furniture and fixtures              162,985                  217,603
           Land                              1,508,820                1,508,820
                                             9,862,026                9,814,722
           Less:Accumulated depreciation      (482,620)                (261,904)
           Net property and equipment        9,379,406                9,552,818

TOTAL ASSETS                         $       9,407,368         $      9,702,195


LIABILITIES AND STOCKHOLDERS EQUITY

      Current liabilites
           Accounts payable
                and accrued expenses $          46,883         $         41,525
           Bank overdraft                                                 6,969
           Current maturities of bonds                                  555,000
                                                46,883                  603,484
      Long-term debt:
           Bonds payable                     9,216,360                7,856,728

      Other liabilities
           Due to stockholders and affiliates1,056,821                  965,709

      Total liabilities                     10,320,064                9,428,921

      Stockholder's equity
           Common stock, no par value,
           90,000,000 shares authorized      1,658,820                1,658,820
           16,588,200 shares issued and
           outstanding
           Preferred stock, $ 1 par value,
           20,000,000 shares authorized,       425,000                  425,000
           425,000 shares issued and
           outstanding
           Retained earnings (deficit)      (3,012,860)              (1,807,556)
           Total stockholders equity          (929,040)                 276,264

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY $  9,407,368         $      9,702,195

see accompanying notes

                       Senior Retirement Communities, Inc

                              Statements of Income

                       For the three months ended March 31
                                                   2001                  2000

Revenues                                 $        430,435       $       313,534
Expense
      Accounting Fee                     $         12,000       $        12,000
      Activities                                    2,982                 1,048
      Advertising                                   1,314                10,999
      Automobile                                        -                    83
      Bank Service Charges                             30                   333
      Bond Fees BC                                    724                     -
      Carpet Cleaning                                   -                    25
      Casual Labor                                    511                   486
      Commissions                                      74                     -
      Construciton                                      -                 3,000
      Consulting                                        -                 2,600
      Decorations                                   1,898                   349
      Depreciation Expense                         54,690                54,690
      Dues                                            347                   697
      Employee Education                            1,264                   456
      Employee Screening                              849                   864
      Equipment Rental                              1,723                 2,813
      Filing Fees- State of LA                        180                     -
      Food Costs                                   40,775                27,689
      Furniture & Equipment Expense                 1,637                     -
      Gloves                                          688                   434
      HouseKeeping                                  2,390                 1,486
      Insurance                                    20,514                28,768
      Interest Expense                            236,658               239,672
      Kitchen supplies                                  -                   134
      Laundry                                       1,055                   535
      Lawn Care                                     2,054                 3,533
      Licenses and Permits                          1,711                   479
      Light bulbs                                       -                    99
      Linens                                          150                    13
      Management Fee                               30,248                21,560
      Miscellaneous                                    38                   200
      Office Supplies                               2,020                   692
      Paper Goods                                     716                   977
      Payroll Expenses                            215,905               177,113
      Pest Control                                    863                   982

      Pet Supplies                                     74                   201
      Postage and Delivery                          2,056                   762
      Printing and Reproduction                     3,385                 3,893
      Professional Fees                               495                11,945
      Promotion                                     3,625                 1,455
      Rental Bonus                                    885                   400
      Repairs                                       2,770                 2,475
      Resident Gifts                                  126                   103
      Taxes                                         1,388                39,573
      Telephone                                     5,102                 4,235
      Training & Education                            352                    20
      Travel & Ent                                  2,318                 1,048
      Uniforms                                        175                    94
      Utilities                                    43,934                25,545
      Van Expense                                   5,668                 5,259
      Waste Removal                                   782                 1,128
      Wellness                                        132                   116
Total Expense                                     709,235               693,061
Net Ordinary Income                              (278,839)             (379,527)

Other Income
      Interest Earned                                  76                     -
Net Income                                       (278,763)             (379,527)

Earnings (Loss) Per Share                           (0.02)                (0.02)

see accompanying notes


                       Senior Retirement Communities, Inc.

                    Statement of Retained Earnings (Deficit)

                       For the three months ended March 31

                                            2001                       2000

Beginning Retained Earnings         $     (2,734,097)          $     (1,432,199)

Net Income (Loss)                           (278,763)                  (375,357)

Ending Retained Earnings (Deficit)  $     (3,012,860)          $     (1,807,556)
see accompanying notes


                      Senior Retirement Communities, Inc.

                            Statement of Cash Flows

                      For the three months ended March 31

                                                 2001                   2000

Cash flows from operating activities:
        Revenues received                    $  430,511              $  313,534
        Cash paid to suppliers & employees     (642,695)               (645,381)
Net cash provided (used) by operations         (212,184)               (331,847)

Cash flows from investing activities:
        Purchase of equipment                  (  6,713)               (  4,639)
        Payments towards construction                 0                       0
        Purchase of land                              0                       0
        Payments of deposits                          0                       0
        Payment of deferred charges                   0                       0
        Sale of land                                  0                       0
Net cash provided by (applied to) investing    (  6,713)               (  4,639)
        activities

Cash flows from financing activities:
        Payment of bonds                                               (243,822)
        Accrual of interest on bonds            231,626
        Loans from stockholders & affiliates   ( 57,168)                 93,634
Net cash provided by (applied to) financing     174,458                (150,188)
        activities

Net increase (decrease) in cash                ( 44,439)               (486,674)

Cash at the beginning of the period              68,635                 623,646

Cash at the end of the period                    24,196                 136,972

see accompanying notes


                         Senior Retirement Communities

                            Statement of Cash Flows

                      For the three months ended March 31

                                                       2000                2001

Reconciliation of net income to net cash provided by operations:

Net income (loss) from operations                 $ (278,763)       $  (375,357)

Adjustments to reconcile net income to cash
        Provided by operations
        Depreciation                                  54,690             54,690
        Decrease (increase) in prepaid expenses            -           (  5,436)
        Increase in accrued expenses                  11,889           (  5,744)

Net cash provided (used) by operations              (212,184)          (331,847)

see accompanying notes.


Note 1 - Summary of Significant Accounting Policies

Nature of Business

The Company is a Louisiana corporation established to develop assisted living Centers and dementia facilities for the housing and care of senior citizens in Ruston, Bossier City, and Shreveport, Louisiana.

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

Note 3 Preferred Stock

The Preferred Stock issued accrues dividends at the rate of four percent per year for each of the first two years, then six percent per year for the next two years, then at eight percent per year for the final two years. The Preferred Stock is callable at the Companys option and shall be redeemed at the end of the sixth year, if still outstanding. The preferred shareholders have an option to purchase common stock at a twenty percent discount at any time within eight years of the Preferred Stock issue dates, if the Company issues additional common stock through a public offering.

Note 4 Bonds Payable

One June 23, 1999, the Companys issue of $9,000,000 of bonds became effective. These bonds are the permanent financing for the projects reflected in this financial statement. These bonds have varying interest rates from 7.5 percent per annum to 11 percent per annum. The maturity of these bonds is from one to twenty years. Bonds payable on the balance sheet reflects the accrued interest due and is reflected net after the deferred charges incurred in issuing and selling the bonds. During the first three months ended March 31, 2001, the Company incurred $235,981 of interest expense all of which has been charged to operations.

Note 5  Going Concern

As a result of continuing operating losses as a result of not achieving desired occupancy levels, the Company filed a request on February 27, 2001 with Colonial Trust Company, who acts as agent for the bondholders, to extend all principal and interest for four years. This request includes amounts which were already past due and amounts which would have become due by February 1, 2002. In accordance with the trust indenture, the request was submitted to the bondholders for a vote on the proposed extension. The votes were due to be returned by March 27, 2001. As of March 27, 2001, bondholders representing $ 122,250 of bonds out of the total of $ 8,150,000 bonds outstanding voted to reject the plan. As a result of this vote, the request to postpone certain payments for a period of four years was approved. This proposal is intended to provide the Company additional time to achieve full occupancy which should allow for the future payments to be paid as they become due. Should the Company fail to increase its occupancy levels, additional measures would become necessary for the Company to remain a going concern.

OVERVIEW

General Senior Retirement Communities, Inc. (the Company or SRC) was organized as a Corporation under the laws of the State of Louisiana on September 10, 1997. The Corporate charter has been amended one time, on November 6, 1997. The Company is in the business of developing and owning housing for seniors. SRCs primary interests are in the Development of Assisted Living Facilities (ALFs). ALFs contain one or more facilities for seniors who are independent, require some assistance or suffer from Dementia. Dementia units are primarily for the support of individuals suffering from Alzheimers and related disorders.

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

Assisted Living

Assisted Living will make up the largest impact upon the Companys success. Assisted Living continues to evolve with State and Federal interest in this form of Senior Care. It is anticipated that political pressure will continue to grow, because of the impact that Assisted Living is having on other forms of senior care. In Louisiana, the Nursing Home industry, which has strong political support in the Louisiana Legislature, has introduced a bill, which would have a negative impact upon the industry. SRC along with other Assisted Living Communities are aware of the proposed legislation. It the Companys intent to resist these efforts.

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

Source of Business

The Companys business is designed to provide secure, comfortable, and healthy living environment for seniors with disposal income of approximately $25,000 and up, between the age of 72 and up or, in the case of Independent Living and Dementia, younger.

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

Property Environmental

The Companys ALFs are all in compliance with all environmental laws. Prior to building each site was inspected and an environmental engineer studied pass history. Each site was not subject to any environmental problems.

Properties and Methods of Financing

As of March 31, 2001 the Company had three (ALFs) open for business. The Ruston ALF contains 37 Assisted/Independent and 15 Terrace (dementia) units as a result of increased demand for Alzheimers facilities in the area and an increase in competition in Assisted Living facilites. As of March 31, 2001, the Assisted/Independent units were 73% occupied and the Terrace units were 27% occupied.

The Bossier City facility has The Arbor of Bossier consisting of 36 assisted living facility and The Terrace of Bossier, a 24-unit Dementia facility. As of March 31, 2001, the assisted living units facility was 75% occupied; the Terrace was 25% occupied. Competition in the Shreveport-Bossier market is fierce because of over building. The Arbor is competing well, while the Terrace is slow in reaching its target occupancy. We anticipate our strong marketing efforts will be successful in reaching stabilized occupancy by August 2001, eight months behind anticipated schedule.

The final facility is The Terrace of Shreveport located in Shreveport, Louisiana consisting of a 24 unit Dementia facility. The Shreveport facility opened for business on January 22, 1999. The occupancy of the Terrace on March 31, 2001 was 92% which is considered stabilized. The construction of the facilities were financed through the sale of Co-First Mortgage bonds as set forth in the prospectus dated June 23, 1998 with construction loans provided by Church Loans and Investment Trust.

All of the Construction loans have been paid in full. We also own approximately 26 acres of land located in Ruston (20 acres), Shreveport (2 acres), and Minden (4 acres), Louisiana for future construction.

Major Changes in Financial Conditions

The major changes in financial condition between December 31, 2000 and March 31, 2001 were as follows: Current assets consisted primarily of cash in the amount of $19,790. Cash was restricted as follows: $6359 to fund bond reserve accounts. Reader is encouraged to read page 13 of the Prospectus. Property, Plant and Equipment increased from $9,855,314 as of December 31, 2000 to $9,862,026 as of March 31, 2001. The increase is primarily due to the addition of equipment and fixtures. Current liabilities increased from $46,753 at December 31, 2000 to $55,055 at March 31, 2001 and long-term debt increased from $8,984,734 to $9,216,360, primarily due to the deferral of interest due on long-term bonds. Amounts due stockholders and affiliates decreased from $1,113,989 at December 31, 2000 to $1,056,821 at March 31, 2001. Stockholders equity decreased from a negative $650,277 at December 31, 2000 to a negative $929,040 at March 31, 2001 as a result of operating losses for the period.

As a result of continuing operating losses as a result of not achieving desired occupancy levels, the Company filed a request on February 27, 2001 with Colonial Trust Company, who acts as agent for the bondholders, to extend all principal and interest for four years. This request includes amounts which were already past due and amounts which would have become due by February 1, 2002. In accordance with the trust indenture, the request was submitted to the bondholders for a vote on the proposed extension. The votes were due to be returned by March 27, 2001. As of March 27, 2001, bondholders representing $ 122,250 of bonds out of the total of $ 8,150,000 bonds outstanding voted to reject the plan. As a result of this vote, the request to postpone certain payments for a period of four years was approved. This proposal is intended to provide the Company additional time to achieve full occupancy which should allow for the future payments to be paid as they become due. Should the Company fail to increase its occupancy levels, additional measures would become necessary for the Company to remain a going concern.



Liquidity and Financial Position

The Company receives significant operating funds from its affiliate, The Forsythe Group, Inc. through short-term loans. The ability of The Forsythe Group to continue to make available loans is necessary for the continuing success of the Company. Should future conditions create problems with Forsythes ability to advance funds to the Company, the Companys future success would be in doubt.




Part II: Other Information

Item 1  Legal Proceedings

The Company is not involved in any material legal proceedings at this time

Item 2  Changes in Securities
None

Item 3  Defaults upon Senior Securities

As a result of continuing operating losses as a result of not achieving desired occupancy levels and in order to avoid default on senior securities, the Company filed a request on February 27, 2001 with Colonial Trust Company, who acts as agent for the bondholders, to extend all principal and interest for four years. This request included amounts which were already past due and amounts which would have become due by February 1, 2002. In accordance with the trust indenture, the request was submitted to the bondholders for a vote on the proposed extension. The votes were due to be returned by March 27, 2001. As of March 27, 2001, bondholders representing $ 122,250 of bonds out of the total of $ 8,150,000 bonds outstanding voted to reject the plan. As a result of this vote, the request to postpone certain payments for a period of four years was approved. This proposal is intended to provide the Company additional time to achieve full occupancy which should allow for the future payments to be paid as they become due. Should the Company fail to increase its occupancy levels, additional measures would become necessary for the Company to remain a going concern and avoid default.

Item 4  Submission of Matters to a Vote of Security Holders

See the discussion in Item 3 (Defaults upon Senior Securities) for a discussion of matters submitted to a vote of security holders.

Item 5 Other Information
Forward- Looking Statements

Statements that are not historical facts, including statements about (I) operating profits or losses as those discussed in results of operations; (II)

Impact of political decisions and new laws from the State and Federal Government. The Company wishes to caution the reader that factors below, along with the factors set forth in the Companys June 30, 1999 form 10QSB, September 30, 1999 form 10 QSB, and the prospectus along with the Companys other documents filed with the SEC, have affected and could affect the Companys actual results causing results to differ materially from those in any forward-looking statement. These factors include: the acceptance of the Assisted Living Concept by each of the communities in which they are located, increased competition in each of the communities, economic outlook whether the economy improves or slips into recession, technological changes in dealing with seniors, change in government regulation, the success of strategic decisions to improve financial performance, the ability of the Company to contain cost, and the continued increase in the market acceptance of ALFs.

Item 6 Other Matters

Item 7 Exhibits and reports on Form 8-K

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Monroe, State of Louisiana, on May 14, 2001.

Senior Retirement Communities, Inc.



/s/ Joanne M. Caldwell-Bayles
By: Joanne M. Caldwell-Bayles
Presidents, Finance and Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 14, 2001.


/s/ Joanne M. Caldwell-Bayles
Joanne M. Caldwell-Bayles
Chairperson of the Board, President, Finance and Treasurer, Director

                               SUMMATION OF 10QSB

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THEFINANCIAL STATEMENT OF SENIOR RETIREMENT COMMUNITIES, INC. UNAUDITED FINANCIAL STATEMENT DATED MARCH 31, 2001 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

                                                     MARCH 31         MARCH 31
                                                       2001             2000
ASSETS

TOTAL CURRENT ASSETS                              $     19,790      $  149,377

LAND, PROPERTY, PLANT, EQUIPMENT                     9,379,406       9,552,818

TOTAL ASSETS                                      $  9,399,196      $9,702,195

LIABILITIES & STOCKHOLDERS EQUITY

CURRENT LIABILITIES                               $     55,055      $  603,484

OTHER LIABILITIES                                     1,056,821         968,709

LONG TERM DEBT                                       9,216,360       7,856,728

STOCKHOLDERS EQUITY                                  (929,040)        276,264

TOTAL LIABILITES & STOCKHOLDERS
EQUITY                                            $  9,399,196       9,705,195

INFORMATION SET FORTH IN THIS SCHEDULE DOES NOT CONTAIN ALL OF THE INFORMATION NECESSARY AND SHOULD BE READ IN CONJUNCTION WITH THE COMPLETED UNAUDITED FINANCIAL STATEMENT DATED MARCH 31, 2001 INCLUDING FOOTNOTES.