Form 10QSB
period 2001-06-30
SENIOR RETIREMENT COMMUNITIES INC
filed 2001-08-15
CIK 1053649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-QSB (Mark One) [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ___________ Commission file number 333-45419 Senior Retirement Communities, Inc. Louisiana 72-134159 (State or other jurisdiction IRS Employer Identification No. of incorporation or organization) 507 Trenton Street West Monroe, Louisiana 71291 (318) 323-2115 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] APPLICABLE ONLY TO CORPORATE ISSUERS State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: Common Shares - 16,588,200, par value $ .10 per share; Preferred Shares - 425,000, par value $1.00 per share. INDEX Senior Retirement Communities, Inc. Form 10-QSB TABLE OF CONTENTS Page Part 1: Financial Information Item 1. Financial Statements (Unaudited) Balance Sheet as of June 30, 2001 (unaudited) 2 Statements of Income for the quarter ended June 30, 2001 (unaudited) and 2000 (unaudited)and for the six months ended June 30, 2001 (unaudited) and 2000 (unaudited) 3 Statement of Retained Earnings for the quarter ended June 30, 2001 (unaudited) and 2000 (unaudited) and for the six months ended June 30, 2001 (unaudited) and 2000(unaudited) 5 Statements of Cash Flows for the quarter ended June 20, 2001 (unaudited) and 2000 (unaudited) and for the six months ended June 30, 2001 (unaudited) and 2000 (unaudited) 6 Notes to Financial Statements 8 Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations 11 Part II. Other Information Item 1. Legal Proceedings 14 Item 2. Changes in Securities 14 Item 3. Defaults Upon Senior Securities 14 Item 4. Submission of Matters to a Vote of Security Holders 14 Item 5. Other Information 14 Item 6. Other Matters 14 Item 7. Exhibits and reports on Form 8-K 14 Senior Retirement Communities, Inc. 507 Trenton Street West Monroe, Louisiana 71291 (318) 323-2115 fax (318) 323-6281 To the Board of Directors and Shareholders Senior Retirement Communities, Inc. West Monroe, LA 71291 The accompanying balance sheet of Senior Retirement Communities, Inc. as of June 30, 2001 and 2000, and the related statements of income, retained earnings, and cash flows for the quarter ended June 30, 2001 and 2000 and for the six months ended June 30, 2001 and 2000 were prepared internally from the books and records of Senior Retirement Communities, Inc. These financial statements were not audited nor reviewed. /S/ Joanne M. Caldwell-Bayles President, Senior Retirement Communities, Inc. August 14, 2001 1 Senior Retirement Communities Balance Sheet June 30, 2001 ASSETS Current Assets Cash on hand and in banks $ 4,180 Prepaid insurance 10,916 ------ Total current assets 15,096 Property, Plant and Equipment Buildings 8,203,827 Furniture and fixtures 156,645 Land 1,508,820 --------- 9,869,292 Less: Accumulated depreciation (537,310) --------- Net property, plant and equipment 9,331,982 TOTAL ASSETS $ 9,347,078 LIABILITIES AND STOCKHOLDERS EQUITY Current Liabilities Accrued current liabilities and payables $ 273,983 Long Term Liabilities Bonds and bond interest payable 9,216,360 Other Liabilities Due to stockholders and affiliates 1,032,310 --------- Total Liabilities $10,522,653 Stockholder's Equity Common stock, No par value, 90,000,000 shares authorized, 16,588,200 shares issued and outstanding $ 1,658,820 Preferred stock, $1 par value, 425,000 shares authorized, issued and outstanding 425,000 Retained Earnings (deficit) (3,259,395) ----------- Total stockholder's equity (1,175,575) TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY $ 9,347,078 see accompanying notes 2 Senior Retirement Communities, Inc. Statement of Income For the three months and six months ended June 30, 2001, and for the three months and six months ended June 30, 2000 Three months Six months Three months Six months June 30, 2001 June 30, 2001 June 30,2000 June 30, 2000 Revenues $ 481,500 $ 913,120 $ 339,238 $ 652,772 Expenses: Accounting fee 12000 24000 12000 24000 Activities 2704 5687 1164 2212 Advertising 205 1519 7568 18567 Automobile expense 0 0 22 106 Bank service charges 116 145 55 388 Bond fees 3432 4156 0 125 Carpet cleaning 0 0 135 160 Casual labor 0 510 202 688 China, glass, silver 0 14 0 0 Commissions 148 221 0 0 Consulting 0 0 2100 4700 Decorations 1716 3614 236 585 Depreciation expense 54690 109380 54690 109380 Dues 86 432 263 960 Employee incentives 408 1672 1097 1553 Employee screening 970 1820 851 1715 Equipment rental 2413 4137 1876 4489 Filing fees - State of LA 0 180 0 0 Food costs 42692 83468 25131 52820 Furniture, fixtures, equipment 4730 6352 0 0 Gloves 903 1591 438 872 Grease trap 540 825 0 0 Housekeepinig 3179 5570 1652 3137 Insurance 26624 47675 22720 51489 Intercompany expense 300 300 0 0 Interest expense 213769 450427 201042 440714 Kitchen supplies 663 663 173 307 Laundry 749 1804 642 1207 Lawn care 5647 7701 4266 7799 3 Licenses and permits 1041 2752 472 951 Light bulbs 0 0 65 164 Linens 317 467 53 66 Management fee 33439 63687 23485 45045 Miscellaneous 444 444 295 370 Office supplies 1550 3571 2528 3221 Paper goods 1224 1940 986 1963 Payroll expense 206628 421991 158483 335596 Pest control 986 1848 663 1645 Pet supplies 278 351 84 284 Postage and delivery 3614 5671 547 1309 Printing and reproduction 4021 7406 3119 7012 Professional fees 325 820 0 11945 Promotion 2752 6377 1493 2947 Rental bonus 255 1140 400 800 Repairs 5135 7945 2790 5264 Resident Gifts 134 260 244 347 Taxes (non-payroll) 40692 42080 0 39573 Telephone 3298 8401 2133 6368 Training and Education 316 668 258 278 Travel and entertainment 2161 4479 1909 2958 Uniforms 240 415 816 909 Utilities 33028 76676 35266 59811 Van expense 7154 12821 5264 10523 Waste removal 1287 2069 598 1726 Wellness 181 313 72 188 Total Expense $ 729,185 $1,438,455 $ 580,345 $1,269,235 Net Ordinary Income (Loss) $(247,685) $ (525,335) $ (241,107) $ (616,463) Other Income $ 1 $ 77 $ 0 $ 0 Net Income (Loss) $(247,684) $ (525,258) $ (241,107) $ (616,463) Earnings per share $ (0.01) $ (0.03) $ (0.01) $ (0.03) see accompanying notes. 4 Senior Retirement Communities, Inc. Statement of Retained Earnings (Deficit) For the three months and six months ended June 30, 2001, and for the three months and six months ended June 30, 2000 Three months Six months Three months Six months June 30, 2001 June 20, 2001 June 30,2000 June 30, 2000 Beginning $ (3,011,711) $ (2,734,137) $ (1,807,556) $ (1,432,199) Net (loss) (247,684) (525,258) (241,107) (616,464) Preferred 0 0 0 0 dividends paid Ending $(3,259,395) $(3,259,395) $ (2,048,663) $ (2,048,663) see accompanying notes 5 Senior Retirement Communities, Inc. Statement of Cash Flows For the three months and six months ended June 30, 2001, and for the three months and six months ended June 30, 2000 Three months Six months Three months Six months June 30, 2001 June 20, 2001 June 30, 2000 June 30, 2000 Cash flows from operating activities Revenues $ 481,500 $ 913,120 $ 345,238 $ 652,772 Cash paid (527,544) (1,224,651) (528,855) (1,163,182) --------- ----------- --------- ----------- Net cash provided (used) by operations $ (46,044) $ (311,531) $ (183,617) $ (510,410) Cash flows from investing activities Purchase equipment (7,266) (13,978) (12,178) (16,817) Depreciation 54,690 109,380 0 0 ------ ------- - - Net cash provided by (applied to) investing activities 47,424 95,402 (12,178) (16,817) Cash flows from financing activities Accrual of interest on bonds 0 231,625 195,191 379,328 Payment on bonds (436,013) Loans from stockholders and affiliates (24,511) (81,678) 2,937 99,571 -------- -------- ----- ------ Net cash provided by (applied to) financing activities (24,512) 149,947 198,128 42,886 Net increase (decrease) in cash (23,131) (66,182) 2,333 (484,341) Cash beginning 27,311 70,362 136,972 623,646 Cash end of period 4,180 4,180 139,305 139,305 6 Senior Retirement Communities, Inc. Reconciliation of net income to net cash provided by operations: Net (loss) $ (247,684) $ (525,258) $ (241,107) $ (616,464) Adjustments to reconcile net income to cash provided by operations Depreciation 0 0 54,690 109,380 Amortization 0 0 0 10,108 Accounts receivable (6,944) (3,357) 0 0 Decrease (increase) in prepaid expenses (7,150) (7,150) (5,897) (11,333) Increase (decrease) in accrued expenses 215,734 224,235 3,643 (2,101) Net cash provided (used) by operations $ (46,044) $ (311,531) $ (183,617) $ (510,410) see accompanying notes 7 Senior Retirement Communities, Inc. Notes to the Financial Statements Note 1 - Summary of Significant Accounting Policies Nature of Business The Company is a Louisiana corporation established to develop assisted living Centers and dementia facilities for the housing and care of senior citizens in Ruston, Bossier City, and Shreveport, Louisiana. Basis of Accounting The Company uses the accrual basis of accounting and a calendar year for all reporting purposes. Income Taxes The company is treated as a corporation for federal income tax purposes. Property, Buildings, Equipment, and Depreciation Buildings and equipment are stated at cost and are to be depreciated by the straight-line method over their estimated economic lives. Buildings include capitalized construction period interest which will be treated as a component cost of the building and depreciated over the same economic life as the building. Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affects certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Advertising The Company follows the policy of charging the costs of advertising to expense as incurred. Deferred Charges Deferred charges represents the costs associated with obtaining long-term financing for the care facilities of the Company. These costs are to be amortized over the life of the bonds using the effective interest rate method. 8 Basis of Presentation The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In managements opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements have been included. Operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Companys Form 10-KSB. Certain reclassifications have been made to previously reported amounts to conform with the current presentation. Note 2 Related Party Transactions Due to stockholders and affiliates consist of amounts advanced by stockholders and other related entities. This amount accrues interest at the current market rate. Note 3 Preferred Stock The Preferred Stock issued accrues dividends at the rate of four percent per year for each of the first two years, then six percent per year for the next two years, then at eight percent per year for the final two years. The Preferred Stock is callable at the Companys option and shall be redeemed at the end of the sixth year, if still outstanding. The preferred shareholders have an option to purchase common stock at a twenty percent discount at any time within eight years of the Preferred Stock issue dates, if the Company issues additional common stock through a public offering. Note 4 Bonds Payable On June 23, 1999, the Companys issue of $9,000,000 of bonds became effective. These bonds are the permanent financing for the projects reflected in this financial statement. These bonds have varying interest rates from 7.5 percent per annum to 11 percent per annum. The maturity of these bonds is from one to twenty years. Bonds payable on the balance sheet reflects the accrued interest due and is reflected net after the deferred charges incurred in issuing and selling the bonds. During the six months ended June 30, 2001, the Company incurred $447,701 of interest expense all of which has been charged to operations. Note 5 Going concern and subsequent events As a result of continuing operating losses as a result of not achieving desired occupancy levels, the Company filed a request on February 27, 2001 with Colonial Trust Company, who acts as agent for the bondholders, a request to extend all principal and interest for four years. This request includes amounts which were already past due and amounts which would have become due by February 1, 2002. In accordance with the trust indenture, the request was submitted to the bondholders for a vote on the proposed extension. The votes were due to be 9 returned by March 27, 2001. As of March 27, 2001, bondholders representing $122,250 of bonds out of the total of $ 8,150,000 bonds outstanding voted to reject the plan. As a result of this vote, the request to postpone certain payments for a period of four years was approved. This proposal is intended to provide the Company additional time to achieve full occupancy which should allow for the future payments to be paid as they become due. Should the Company fail to increase its occupancy levels, additional measures would become necessary for the Company to remain a going concern. 10 MANAGEMENT DISCUSSION AND ANALYSIS OVERVIEW General Senior Retirement Communities, Inc. (the Company or SRC) was organized as a Corporation under the laws of the State of Louisiana on September 10, 1997. The Corporate charter has been amended one time on November 6, 1997. The Company is in the business of developing and owning housing for seniors. SRC primary interests are in the development of Assisted Living Facilities (ALFs). ALFs contain one or more facilities for seniors who are independent, require some assistance or suffer from Dementia. Dementia units are primarily for the support of individuals suffering from Alzheimers and related disorders. Independent Living Independent Living facilities are anticipated to make up a small amount of the Companys business. It is anticipated as the Independent Living group of seniors age, they will convert to Assisted Living within the community thereby reducing their impact upon the communities. The Company has maintained excess land in each of the communities in order to meet the demands of seniors, no matter which direction senior care evolves. Assisted Living Assisted Living will make up the largest impact upon the Companys success. Assisted Living continues to evolve with State and Federal interest in this form of Senior Care. It is anticipated that political pressure will continue to grow, because of the impact that Assisted Living is having on other forms of senior care. In Louisiana, the Nursing Home industry, which has strong political support in the Louisiana Legislature, has introduced a bill, which would have a negative impact upon the industry. SRC along with other Assisted Living Communities are aware of the proposed legislation. It the Companys intent to resist these efforts. Dementia Independent Dementia facilities are fairly new in Louisiana. The Company built the first independent Dementia facilities in Bossier City and Shreveport, Louisiana. It used as a model the Terrace located in West Monroe, Louisiana which was built by an affiliate of the Company. It is anticipated that Dementia facilities will have a growing impact on the company success. The same political pressures discussed above will also impact dementia. In January 2001, the Terrace of Shreveport entered into an agreement with Bristol, Myers, Squibb to participate in a double-blind study to determine the effect of an experimental medication on dementia behavior. The Terrace of Ruston joined the study in June 2001 and the Terrace of Bossier was added in July 2001. This has been a help to our marketing because persons must be a resident of The Terraces in order to participate in the study. To date, results of the study have been very favorable and we have received very positive responses from the family members of our residents. 11 Employees The Company has sixty full time and nine part time employees in three locations in north Louisiana. It is anticipated as occupancy increases the number of employees will increase. Source of Business The Companys business is designed to provide secure, comfortable, and healthy living environment for seniors with disposal income of approximately $25,000 and up, between the age of 72 and up and, in the case of Independent Living and Dementia, younger. Method of Operation The Companys ALFs are managed by The Forsythe Group, Inc. (Forsythe) which is owned by Joanne M. Caldwell-Bayles, President of the Company. The ALF management staff consists of five individuals including Ms. Bayles. Two members of the staff have Masters degrees in Gerontology. They have over 20 years of experience in hospitals, nursing homes, and the assisted living industry. They have direct management responsibility for each Administrator of each ALF. The Forsythe ALF management staff has central purchasing, payroll, accounts payable, menu planning and programming. All menus are planned with the assistance of a registered dietitian. Administrators are required to meet the standards set forth in the regulations issued by the State of Louisiana, Department of Social Services. Pre- and post-employment drug testing is required of all assisted living facility employees. All employees are required to submit to a background check by the State Police prior to employment. Competition ALFs are under ever growing competition for the senior market. Competition is coming from additional ALFs being built in each market and nursing home upgrading and expansion. In addition government regulation will continue to increase. The one area in which competition remains at a reasonable pace is in the area of independent Dementia units. While many ALFs are including Dementia units it has not grown in the Companys markets as much as traditional ALFs. Property Environmental The Companys ALFs are all in compliance with all environmental laws. Prior to building each site was inspected and an environmental engineer studied past history. None of the sites were found to be subject to any environmental problems. Properties and Methods of Financing As of June 30, 2001 the Company had three (ALFs) open for business. The Ruston ALF contains 37 Assisted/Independent and 15 Terrace (dementia) units. As of June 30, 2001, the Assisted/Independent units were 73% occupied and the Terrace units were 40% occupied. The Bossier City facility contains The Arbor of Bossier, consisting of 36 assisted living apartments and The Terrace of Bossier, a 24-unit Dementia facility. As of June 30, 2001, the assisted living units 12 facility was 89% occupied; the Terrace was 33% occupied. Competition in the Shreveport-Bossier market is fierce because of over building. The Arbor is competing well, while the Terrace is slow in reaching its target occupancy. We anticipate our strong marketing efforts will be successful in reaching stabilized occupancy by the last quarter of 2001, several months behind anticipated schedule. The final facility is The Terrace of Shreveport located in Shreveport, Louisiana consisting of a 24 unit Dementia facility. The Shreveport facility opened for business on January 22, 1999. The occupancy of the Terrace on June 30, 2001 was 100% . The construction of the facilities was financed through the sale of Co-First Mortgage bonds as set forth in the prospectus dated June 23, 1998 with construction loans provided by Church Loans and Investment Trust. All of the Construction loans have been paid in full. We also own approximately 26 acres of land located in Ruston (20 acres), Shreveport (2 acres), and Minden (4 acres), Louisiana for future construction. Major Changes in Financial Conditions The major changes in financial condition between December 31, 2000 and June 30, 2001 were as follows: Current assets are unrestricted and consist primarily of cash ($4,180) and prepaid insurance ($10,916). Property, Plant and Equipment increased from $9,855,314 as of December 31, 2000 to $9,869,292 as of June 30, 2001. The increase is primarily due to the addition of equipment and fixtures. Current liabilities increased from $46,753 at December 31, 2000 to $273,983 at June 30, 2001 and long-term debt increased from $8,984,734 to $9,216,360, primarily due to the deferral of interest due on long-term bonds. Amounts due stockholders and affiliates decreased from $1,113,989 at December 31, 2000 to $1,032,310 at June 30, 2001. Stockholders equity decreased from a negative $650,277 at December 31, 2000 to a negative $1,175,575 at June 30, 2001 as a result of operating losses for the period. Liquidity and Financial Position Liquidity remains a concern with the facilities. The majority of the value of the facilities is tied up in long-term assets and obligated with long-term liabilities. The Company has to date not been able to build up a reserve of ready cash for emergency needs. It is felt that increasing occupancy to full and stabilized levels will enable the Company to build up this reserve for future needs. The Company receives significant operating funds from its affiliate, The Forsythe Group, Inc. through short-term loans. The ability of The Forsythe Group to continue to make available loans is necessary for the continuing success of the Company. Should future conditions create problems with Forsythes ability to advance funds to the Company, the Companys future success would be in doubt. 13 Part II: Other Information Item 1 Legal Proceedings The Company is not involved in any material legal proceedings at this time. Item 2 Changes in Securities None Item 3 Defaults upon Senior Securities None Item 4 Submission of Matters to a Vote of Security Holders None Item 5 Other Information Forward- Looking Statements Statements that are not historical facts, including statements about (I) operating profits or losses as those discussed in results of operations; (II) Impact of political decisions and new laws from the State and Federal Government. The Company wishes to caution the reader that factors below, along with the factors set forth in the Companys June 30, 1999 form 10QSB, September 30, 1999 form 10 QSB, and the prospectus along with the Companys other documents filed with the SEC, have affected and could affect the Companys actual results causing results to differ materially from those in any forward-looking statement. These factors include: the acceptance of the Assisted Living Concept by each of the communities in which they are located, increased competition in each of the communities, economic outlook whether the economy improves or slips into recession, technological changes in dealing with seniors,,change in government regulation, the success of strategic decisions to improve financial performance, the ability of the Company to contain cost, and the continued increase in the market acceptance of ALFs. Item 6 Other Matters Item 7 Exhibits and reports on Form 8-K Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Monroe, State of Louisiana, on August 14, 2001. Senior Retirement Communities, Inc. /s/ Joanne M. Caldwell-Bayles By: Joanne M. Caldwell-Bayles Presidents, Finance and Treasurer, Director 14 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 14, 2001. /s/ Joanne M. Caldwell-Bayles Joanne M. Caldwell-Bayles Chairperson of the Board, President, Finance and Treasurer, Director 15