Form 10QSB
period 2001-09-30
SENIOR RETIREMENT COMMUNITIES INC
filed 2001-11-07
CIK 1053649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ___________

                        Commission file number 333-45419


                       Senior Retirement Communities, Inc.

  Louisiana                                                     72-134159
 (State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Shares - 16,588,200, par value $ .10 per share; Preferred Shares - 425,000, par value $1.00 per share.

                                      INDEX

                       Senior Retirement Communities, Inc.
                                   Form 10-QSB

                                TABLE OF CONTENTS

                                                                            Page

Part 1:    Financial Information
 Item 1.  Financial Statements (Unaudited)
   Balance Sheet as of September 30, 2001 (unaudited)                          2

   Statements of Income for the quarter ended September 30, 2001
   (unaudited) and 2000 (unaudited) and for the nine months ended
   September 30, 2001 (unaudited) and 2000 (unaudited)                         3

   Statement of Retained Earnings for the quarter ended September 30, 2001 (unaudited) and 2000 (unaudited) and for the nine months ended September 30, 2001 (unaudited) and 2000 (unaudited) 5

   Statements of Cash Flows for the quarter ended September 30, 2001 (unaudited) and 2000 (unaudited) and for the nine months ended September 30, 2001 (unaudited) and 2000 (unaudited) 6

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

                       Senior Retirement Communities, Inc.
                               507 Trenton Street
                          West Monroe, Louisiana 71291
                                 (318) 323-2115
                               fax (318) 323-6281



To the Board of Directors and Shareholders
Senior Retirement Communities, Inc.
West Monroe, LA 71291

The accompanying balance sheet of Senior Retirement Communities, Inc. as of September 30, 2001 and 2000, and the related statements of income, retained earnings, and cash flows for the quarter ended September 30, 2001 and 2000 and for the nine months ended September 30, 2001 and 2000 were prepared internally from the books and records of Senior Retirement Communities, Inc. These financial statements were not audited nor reviewed.



/s/Joanne M. Caldwell-Bayles
Joanne M. Caldwell-Bayles
President, Senior Retirement Communities, Inc.

October 16, 2001

                       Senior Retirement Communities, Inc.
                                  Balance Sheet
                               September 30, 2001

ASSETS
     Current Assets
          Cash                                                           31,771
          Prepaid Insurance                                              14,995
          Accounts Receivable                                             5,638
                                                                          -----
     Total Current Assets                                                52,404

     Property, Plant, and Equipment
          Buildings                                                   8,194,640
          Furniture and Fixtures                                        160,670
          Land                                                        1,518,006
                                                                      ---------
                                                                       9,873,317
          Less: Accumulated Depreciation                               (592,000)
                                                                       ---------
     Net Property, Plant and Equipment                                9,281,317

Total Assets                                                          9,333,721

LIABILITIES AND STOCKHOLDERS EQUITY
     Current Liabilities:
          Accounts Payable and Accrued Expenses                       2,178,872

     Long Term Debt
          Bonds Payable                                               7,532,952

     Other Liabilities
          Due to stockholders and affiliates                          1,131,648

     Total Liabilities                                               10,843,472

     Stockholders Equity:
     Common stock, no par value, 90,000,000shares
     authorized, 16, 588,200 shares issued and outstanding            1,658,820
     Preferred stock, $1 par value, 20,000,000 shares
     authorized, 425,000 shares issued and outstanding                  425,000
     Retained earnings (deficit)                                     (3,593,571)
                                                                     -----------
     Total Equity                                                    (1,509,751)

Total Liabilities and Stockholder's Equity                            9,333,721

see accompanying notes.

                       Senior Retirement Communities, Inc.
                              Statements of Income
           For the Three and Nine Months Ended September 30, 2001 and
               the Three and Nine Months ended September 30, 2000

                                     Three       Nine         Three        Nine
                                    Months      Months       Months       Months
                                     2001        2001         2000         2000

Revenues                          531,546    1,444,743      388,423   1,041,195

Expenses
    Accounting                     12,000       36,000       12,000      36,000
    Activities                      2,682        8,369        1,164       3,375
    Advertising                       398        1,917        1,742      20,309
    Automobile                      1,045        1,487          127         233
    Bank Charges                       25          171           73         462
    Bond Agent Fees                     0        4,156            0         125
    Carpet Cleaning                     0            0           86         246
    Casual Labor                       20          530           88         776
    China,Glass,Silver Expense         69           83            0           0
    Commissions                         0          221            0           0
    Consulting                      2,500        2,500          600       5,300
    Decorations                       683        4,298          759       1,344
    Depreciation                   54,690      164,070       54,690     164,070
    Donation                           20           20            0           0
    Dues & Subscriptions               74          506          339       1,299
    Employee Incentives               243        1,915          883       2,436
    Employee Screening                903        2,722          715       2,429
    Equipment Rental                2,085        6,221        2,600       7,089
    Food Costs                     50,425      133,893       35,293      87,405
    Furniture & Equipment Expense   3,858       10,210            0           0
    Gloves                            959        2,550          471       1,343
    Grease trap                       150          975            0           0
    Housekeeping                    3,489        9,059        2,423       5,561
    Insurance                      21,279       68,954       27,783      79,272
    Intercompany Expense           (7,685)      (7,385)           0           0
    Interest                      267,900      718,327      232,015     672,729
    Kitchen Supplies                  934        1,597          732       1,038
    Laundry                           762        2,565          651       1,857
    Lawn Care                       5,608       13,309        3,783      11,582
    Licenses & Permits              1,405        4,337          495       1,446
    Light Bulbs                       267          479          337         501
    Linens                             50          516            0          66
    Management Fees                39,102      102,789       26,117      71,161

    Miscellaneous                     250          694           40         409
    Office Expense                     31           31          759         759
    Office Supplies                 1,538        5,109            0       3,220
    Paper Goods                     1,234        3,174          445       2,407
    Payroll Expenses              264,278      686,269      212,955     548,551
    Pest Control                      629        2,478          494       2,139
    Pet Supplies                      125          476           87         371
    Postage & Delivery                814        6,484        1,464       2,772
    Printing                        3,570       10,976        2,816       9,828
    Professional Fees                   0          820        1,169      13,114
    Promotion                       2,870        9,247        1,395       4,342
    Rental Bonus                      297        1,437        1,213       2,013
    Repairs                        11,795       19,527        2,970       8,235
    Resident Gifts                     90          351          228         575
    Taxes                           5,551       47,631          (40)     39,534
    Telephone                       5,165       13,566        3,685      10,053
    Training & Education              408        1,076          537         815
    Travel & Entertainment          1,132        5,611        2,161       5,119
    Uniforms                          281          696          627       1,536
    Utilities                      42,035      118,711       33,647      93,459
    Van Expense                     6,049       18,428        4,783      15,306
    Waste Removal                     995        3,064          508       2,234
    Wellness                          218          531           40         228
                                      ---          ---           --         ---
    Total Expenses                815,295    2,253,751      677,947   1,946,474
                                  -------    ---------      -------   ---------

Net Income (Loss)                (283,749)    (809,007)    (289,524)   (905,279)

Earnings (Loss) per share           (0.02)       (0.05)       (0.02)      (0.06)

see accompanying notes

                       Senior Retirement Communities, Inc.
                    Statement of Retained Earnings (Deficit)
           For the Three and Nine Months ended September 30, 2001 and Three and Nine Months ended September 30, 2000

                                     Three      Nine       Three         Nine
                                    Months     Months      Months       Months
                                     2001       2001        2000         2000

Beginning Retained
Earnings(Deficit)               (1,226,002)  (700,744)  (2,048,663)  (1,432,908)

Net Income (Loss)                 (283,749)  (809,007)    (289,524)    (905,279)
Dividends Paid                           0          0            0            0

Ending Retained
Earnings (Deficit)              (1,509,751) (1,509,751) (2,338,187)  (2,338,187)

see accompanying notes

                       Senior Retirement Communities, Inc.
                             Statement of Cash Flows
           For the Three and Nine Months ended September 30, 2001 and
                 Three and Nine Months ended September 30, 2000

                                         Three      Nine      Three        Nine
                                         Months    Months     Months      Months
                                          2001      2001       2000        2000

Cash Flows from Operating Activities:
  Revenues received:                    531,546  1,444,743   388,423  1,041,195
 Cash Paid to Suppliers and Employees  (813,486)(2,249,933) (624,268)(1,786,741)

 Net Cash Provided (Used) by Operations(281,940)  (805,190) (235,845)  (745,546)

Cash Flows from Investing Activities:
 Additions of Equipment and Buildings    (4,025)   (18,004)   (5,462)   (22,279)
 Depreciation                            54,690    164,070         0          0

 Net Cash Provided By (Applied To)
 Investing Activities                    50,665    146,066    (5,462)   (22,279)

Cash Flows from Financing Activities:
 Payment of Bonds                             0          0   (180,295) (617,017)
 Financing Fees Bonds                         0     19,906          0         0
 Accrual of Bond Interest               211,722    635,161    195,191   574,519
 Loans from Stockholders and Affiliates  48,911    (32,767)   162,453   262,024

 Net Cash Provided By (Applied To)
 Financing Activities                   260,634    622,300    177,349   219,526

Net Increase (Decrease) in Cash          29,358    (36,824)   (63,958) (548,299)

Cash at the Beginning of the Period       2,413     68,595    139,305   623,646

Cash at the End of the Period            31,771     31,771     75,347    75,347

see accompanying notes

                       Senior Retirement Communities, Inc.
         Reconciliation of Net Income to Net Cash Provided by Operations
           For the Three and Nine Months ended September 30, 2001 and Three and Nine Months ended September 30, 2000

                                           Three     Nine     Three      Nine
                                           Months   Months    Months    Months
                                            2001     2001      2000      2000

Net Income (Loss) From Operations        (283,749) (809,007) (289,524) (905,279)

Adjustments to reconcile net income to cash provided by operations:
 Depreciation                                   0         0    54,690   164,070
 Amortization of deferred                       0         0     5,054    15,162
 Decrease (Increase) in accounts receivable(6,866)  (10,224)        0         0
 Decrease (Increase) in prepaid expenses   (4,079)  (11,229)    5,897    (5,436)
 Increase (Decrease) in resident deposits   7,200    28,200         0         0
 Increase (Decrease) in accrued expenses    5,554    (2,930)  (11,962)  (14,063)

Net Cash Provided (Used) by Operations   (281,940) (805,190) (235,845) (745,546)

see accompanying notes

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

     In January 2001, the Terrace of Shreveport entered into an agreement with Bristol, Myers, Squibb to participate in a "double-blind" study to determine the effect of an experimental medication on dementia behavior. The Terrace of Ruston joined the study in June 2001 and the Terrace of Bossier was added in July 2001. This has been a help to our marketing because persons must be a resident of The Terraces in order to participate in the study. To date, results of the study have been very favorable and we have received very positive responses from the family members of our residents.

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

Properties and Methods of Financing

     As of September 30, 2001 the Company had three (ALFs) open for business. The Ruston ALF contains 37 Assisted/Independent and 15 Terrace (dementia) units. As of September 30, 2001, the Assisted/Independent units were 78% occupied and the Terrace units were 47% occupied.

     The Bossier City facility contains The Arbor of Bossier, consisting of 36 assisted living apartments and The Terrace of Bossier, a 24-unit Dementia facility. As of September 30, 2001, the assisted living units facility was 94% occupied; the Terrace was 42% occupied. Competition in the Shreveport-Bossier market is fierce because of over building. The Arbor is competing well, while the Terrace is slow in reaching its target occupancy. We anticipate our strong marketing efforts will be successful in reaching stabilized occupancy by the last quarter of 2001, several months behind anticipated schedule.

     The final facility is The Terrace of Shreveport located in Shreveport, Louisiana consisting of a 24 unit Dementia facility. The Shreveport facility opened for business on January 22, 1999. The occupancy of the Terrace on September 30, 2001 was 100% .

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

Major Changes in Financial Conditions

     The major changes in financial condition between December 31, 2000 and September 30, 2001 were as follows: Current assets are unrestricted and consist primarily of cash ($31,771) and prepaid insurance ($14,995). Property, Plant and Equipment increased from $9,855,314 as of December 31, 2000 to $9,873,317 as of September 30, 2001. The increase is primarily due to the addition of equipment and fixtures. Current liabilities increased from $46,753 at December 31, 2000 to $75,425 at September 30, 2001 and long-term debt increased from $8,984,734 to $9,611,439, primarily due to the deferral of interest due on long-term bonds. Amounts due stockholders and affiliates decreased from $1,113,989 at December 31, 2000 to $1,131,648 at September 30, 2001. Stockholders equity decreased from a negative $650,277 at December 31, 2000 to a negative $1,509,751 at September 30, 2001 as a result of operating losses for the period. Of note is that operating losses decreased $96,272 from the same period last year

Liquidity and Financial Position

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

     The Company receives significant operating funds from its affiliate, The Forsythe Group, Inc. through short-term loans. The ability of The Forsythe Group to continue to make available loans is necessaryfor the continuing success of the Company. Should future conditions create problems with Forsythes ability to advance funds to the Company, the Companys future success would be in doubt.

Part II: Other Information

Item 1  Legal Proceedings

The Company is not involved in any material legal proceedings at this time.

Item 2 Changes in Securities

None

Item 3  Defaults Upon Senior Securities

None

Item 4  Submission on Matters to a Vote of Security Holders

None

Item 5  Other Information

Forward-Looking Statements Statements that are not historical fact, including statements about (I) operating profits or losses as those discussed in results of operations; (II) impact of political decisions and new laws from the State and Federal Government. The Company wishes to caution the reader that factors below, along with the factors set forth in the Companys June 30, 1999 form 10QSB, September 30, 1999 form 10QSB, and the prospectus along with the Companys other documents filed with the SEC, have affected and could affect the Companys actual results causing results to differ materially from those in any forward-looking statement. These factors include: the acceptance of the Assisted Living Concept by each of the communities in which they are located, increased competition in each of the communities, economic outlook, whether the economy improves or slips into recession, technological changes in dealing with seniors, change in government regulation, the success of strategic decisions to improve financial performance, the ability of the Company to contain cost, and the continued increase in the market acceptance of ALFs.

Item 6 Other Matters

None

Item 7  Exhibits and reports on form 8-K

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Monroe, State of Louisiana, on November 7, 2001.

Senior Retirement Communities, Inc.

/s/ Joanne M. Caldwell-Bayles
By:  Joanne M. Caldwell-Bayles
President, Finance and Treasury, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 7, 2001.

/s/Joanne M. Caldwell-Bayles
By:  Joanne M. Caldwell-Bayles
Chairperson of the Board, President, Finance and Treasurer, Director.