Form 10KSB
period 2001-12-31
SENIOR RETIREMENT COMMUNITIES INC
filed 2002-03-29
CIK 1053649

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                   ACT OF 1934
                  For the fiscal year ended December 31, 2001

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURI-
                            TIES EXCHANGE ACT OF 1934
For the transition period from ___________________to ____________________

                        Commission file number 333-45419

                       Senior Retirement Communities, Inc.
Louisiana                                                            72-134159
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)
                               507 Trenton Street
                        West Monroe, Louisiana 71291-3033

                                 (318) 323-2115

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                        Name of exchange on which registered
First Mortgage Bonds                                N/A

Securities registered under Section 12(g) of the Exchange Act:

          ------------------------------------------------------------
                                (Title of class)
          ------------------------------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. [X]

     State issuer's revenues for its most recent fiscal year - $2,042,098

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE
YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes_____ No_____.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. December 31, 2001 . Common shares 16, 588,200 par value $.10 per share:
Preferred shares 425,000 par value $1.00 per share:

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Included by reference Prospectus dated June 23, 1998, I, II, III (2) Included by reference 10-KSB dated December 31, 1999 I, II and December 31, 2000 I,II, Forms 10-QSB dated March 31, 2001, June 20, 2001 and September 30, 2001.

                       SENIOR RETIREMENT COMMUNITIES, INC.

                                   Form 10-KSB

                                      INDEX

Part     1                                                                 Page

Item     1.       Business                                                    1
Item     2.       Properties and method of Financing                          3
Item     3.       Legal Proceedings                                           4
Item     4.       Submission of Matters to a Vote of Security Holders         4

Part     II.

Item     5.       Market for Registrant's  Bonds                              4
Item     6.       Management's Discussion and Analysis of Results
                  of Operations                                               4
Item     7.       Financial Statements and Supplementary Data                 5
Item     8.       Changes in and Disagreements with Accountants               5

Part     III.

Item      9.      Directors and Executive Officers of the Registrant          6
Item     10.      Executive Compensation                                      8
Item     11.      Security Ownership of Certain Beneficial Owners
                  and Management                                              9
Item     12.      Certain Relationships and Related Transactions              9

Part     IV.

Item     13.      Exhibits, Financial Statement Schedules Reports on Form 8-K 9

Part I
Item     1.       Business

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

Independent  Living

Independent Living facilities are anticipated to make up a small amount of the Companys business. It is anticipated that, as the independent living group of seniors age, they will convert to assisted living within the community thereby reducing their impact upon the communities. The Company has maintained excess land in each of the communities in order to meet the demands of seniors, no matter which direction senior care evolves.

Assisted  Living

Assisted living will make up the largest impact upon the Company's success. Assisted living continues to evolve with state and federal interest in this form of senior care. It is anticipated that political pressure will continue to grow, because of the impact that assisted living is having on other forms of senior care. In Louisiana the nursing home industry, which has strong political support in the Louisiana legislature, has introduced a bill which would have a negative impact upon the industry. SRC, along with other assisted living communities, is aware of the proposed legislation. It is the Company's intent to resist these efforts.

Dementia

Independent dementia facilities are fairly new in Louisiana. The Company built the first independent dementia facility in Bossier City and Shreveport, Louisiana. It used as a model The Terrace located in West Monroe, Louisiana which was built by an affiliate of the Company. It is anticipated that dementia facilities will have a growing impact on the company success. The same political pressures discussed above will also impact dementia.

Adult Day Care

An item which is expected to contribute in a minor but noteworthy way to the revenues of the Company is adult day care. Individuals who prefer to remain in their homes or families who have no caregiver for the senior citizen during the day can enroll in the adult day care program. Seniors in this program come to the facility and are fed and housed during the day. They go back to their own homes in the evenings.

Employees

The Company has seventy seven full time and eleven part time employees in three locations in north Louisiana. It is anticipated that, as occupancy increases, the number of employees will increase.

Source of  Business

The Companys business is designed to provide a secure, comfortable, and healthy living environment for seniors ages 72 and up who have a disposable income of approximately $25,000 and up. Independent living and dementia residents may be younger than the assisted living demographic.

Method of Operation

The Companys ALFs are managed by The Forsythe Group, Inc. (Forsythe) which is owned by Joanne M. Caldwell Bayles, President of the Company. The ALF management staff consists of five individuals including Ms. Bayles. Two members of the staff have Master's degrees in Gerontology. They have over 20 years of experience in hospitals, nursing homes, and the assisted living industry and have direct supervisory responsibility for the administrators of each ALF.

Even prior to the formation of the Company, Forsythe kept a close relationship with the Department of Social Services for the State of Louisiana, which is the authority responsible for regulating ALFs in Louisiana. In 1996 Social Service began developing new minimum standards for ALFs. When a decision was made by the Company to develop ALFs, the Forsythe staff recommended the Company adopt the proposed new minimum standards for all of its projects. As a result, the staff of Forsythe designed all of the ALFs which the Company owns to meet the new, stricter requirements. The Company also adopted the new standards for its personnel. The Adult Residential Care Minimum Standards were adopted and became effective on March 31, 1999. As a result, the Company is in compliance with all requirements including those regulating buildings, staffing, and education requirements.

The Forsythe ALF management staff performs the roles of central purchasing, accounting and payroll, and programming. All menus are planned with the assistance with a registered dietitian.

Administrators are required to meet the standards set forth in the new regulations. Employees are required to submit to drug testing prior to employment as well as random drug tests during employment. All employees are required to submit to a background check by the State Police prior to employment.

Competition

Competition in ALFs has leveled off. To the best of our knowledge, no new units were built in any of our markets in the last year and nursing homes are in decline. Government regulation continues to increase.

Property Environmental

The Company's ALFs are in compliance with all environmental laws. Prior to building each site was inspected and an environmental engineer studied past history. None of the sites were subject to any environmental problems.

Item     2.       Properties and Methods of Financing

As of December 31, 2001 the Company had three ALFs open for business. The Ruston, Louisiana ALFs assisted living units (assisted and independent living units) opened for business in October 1998. The Ruston ALF contains 37 assisted/independent and 15 dementia units as a result of increased demand for Alzheimer's facilities in the area and an increase in competition in assisted living facilities. As of December 31, 2001, the Arbor (assisted/independent units) was 76% occupied and the Terrace (dementia) was 53% occupied.

The Bossier City facility contains The Arbor of Bossier consisting of 36 assisted /independent living units and The Terrace of Bossier, a 24-unit dementia facility. As of December 31, 2001, the Arbor was 100% occupied. The Terrace occupancy was 50%. Competition in the Shreveport-Bossier market has leveled off. The Arbor is competing well, but the Terrace has been slow in reaching its target occupancy. Increased marketing efforts have brought about increased occupancy. The Terrace is expected to reach full occupancy by June, 2002.

The final facility is The Terrace of Shreveport located in Shreveport, Louisiana, consisting of a 24- unit dementia facility. The Shreveport facility opened for business on January 22, 1999. The occupancy of the Terrace on December 31, 2001 was 96%.

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

We have continued to finance the expansion and development by a combination of private placement of common and preferred stock as well as the public offering of First Mortgage Bonds. In March 1999 the company purchased approximately 6 acres of land for $525,000 paying $100,000 in cash and the issuing 425,000 shares of $1.00 par value Preferred stock. The property is the location of the Bossier City, Louisiana facility. The Preferred stock is paying dividends at a rate of 4% for the first two years, 6% for the second two years, and 8% for the final two years. The Preferred stock shall be redeemed in full at the end of the fifth year for the total sum including accrued dividends. It is recallable at anytime at the option of the company.

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

None.

Part II.

Item     5.       Market for Registrant's Bonds

The Bonds were offered by MMR Investment Bankers, Inc. (the "Underwriter") on a best-efforts basis as agent for the Company. The bonds are offered subject to prior sale. The Underwriter does not intend to make a market in the Bonds. There is no quoted market for the Bonds and there is no assurance a market will develop.

Item     6.       Managements Discussion and Analysis of Results of Operations

This commentary should be read the following documents for a full understanding of Senior Retirement Communities, Inc. financial condition and the status of the Company which reflect start up operations; the entire Prospectus dated June 23, 1998; forms 10-K dated December 31, 1999 and 2000, and forms 10-QSB for the periods ending March 31, 2001; June 30, 2001; and September 30, 2001 and the unaudited financial statement presented therein along with all of the footnotes thereto.

Major changes in Financial Conditions

The major changes in financial condition between December 31, 2000 and December 31, 2001 were as follows: Current assets consisted primarily of cash in the amount of $ 24,697. Net Property, Plant, and Equipment decreased from $9,427,383 as of December 31,2000 to $9,210,280 as of December 31, 2001. The decrease is the result of depreciation of the assets. Total current liabilities increased from $ 51,338 as of December 31, 2000 to $ 76,163 as of December 31, 2001. Long-term debt increased from $ 8,984,734 as of December 31, 2000 to $10,036,268 as of December 31, 2001, which consisted of bond payables. Liabilities due stockholders and affiliates decreased from $1,113,989 as of December 31, 2000 to $1,012,793 as of December 31, 2001. Total Stockholders Equity decreased from ($650,277) as of December 31, 2000 to ($1,875,252) as of December 31, 2001. The
decrease is the primarily the result of the net operating loss of $ 1,226, 975.

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

On February 27, 2001, due to continuing operating losses as a result of not achieving desired occupancy levels, the Company filed a request with Colonial Trust Company, the acting agent for the bondholders, to extend all principal and interest for four years, including amounts already past due and amounts that would have become due on February 1, 2002. The request was submitted to the bondholders and approved by a majority. Of the $8,150,000 in bonds outstanding, bondholders representing $122,250 voted to reject the plan. This proposal is intended to provide the Company additional time to achieve full occupancy, allowing future payments to be paid as they come due. Should the Company fail to achieve its target occupancy levels, additional measures would be come necessary to remain a going concern.

As a continuing part of the Company's effort to improve cash flow and provide working capital for its operations, the Company has adopted a plan to refinance the debt on the Ruston facility by selling the facility to a related party who would obtain permanent financing and liquidate the bond debt on that facility. In contemplation of this move, the Company transferred the operations of the Ruston facility to the related entity effective January 1, 2002. We hope to have the sale completed in the early summer of 2002.

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

The financial statements for the Company and independent auditors report incorporated herein by reference and is filed herewith as Exhibit A

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

The Facilities management staff consists of five individuals including the President. Two members of the staff have Master's degrees in Gerontology. They have over 20 years of experience in hospitals, nursing homes, and assisted living facilities. They have direct supervision for each administrator of each ALF.

The Company owns three facilities located in Ruston, Bossier City, and Shreveport, Louisiana, which are managed by The Forsythe Group, Inc. Other facilities managed by Forsythe which are affiliates of the Company are assisted living centers, independent living centers, and dementia centers in West Monroe, Bastrop, Farmerville, Natchitoches and Minden, Louisiana.

Forsythe and the individual owners of each facility maintain close relations with the Department of Social Services for the State of Louisiana, which is the authority responsible for regulating assisted living in Louisiana. The management of Forsythe is active in both state and national Assisted Living organizations.

The Company's management staff performs the central purchasing, payroll and accounting, menu planning and programming functions. All menus are planned with the assistance with a registered dietitian.

Administrators are required to meet the standards set forth in applicable state and federal regulations. Employees are required to submit to drug testing prior to employment as well as random drug tests during employment. All employees are required to submit to a background check by the State Police prior to employment.

The names of the directors and executive officers of the Company, there respective ages and their positions and office with the Company are as follows:

Name                            Age                ositions and Offices Held
Joanne M. Caldwell-Bayles       42             Chairperson of the Board, Chief
                                               Executive Officer, President and
                                               Director
Sherry Kenney                   45             Vice President, Director,
                                               Director of Operations
Raymond L. Nelson               65             Vice-President, Director
Jean Gaffney-Nelson             63             Assistant Secretary, Director
Richard H. Neely, Jr.           46             Chief Financial Officer, Director

Joanne M. Caldwell-Bayles, 42 years old. In 1996, Joanne M. Caldwell-Bayles formed The Forsythe Group, an unincorporated holding company specializing in the purchase and collection of FDIC notes from failed financial institutions. Forsythe purchased over $10,000,000 in face value of notes at a discount and was successful in collecting amounts sufficient to produce profits from their efforts. Some of the notes were secured. As a result, Forsythe obtained property which was sold or financed at a profit. In 1996 Ms. Caldwell-Bayles incorporated The Forsythe Group, Inc. She has been the President and Chief Executive Officer of the company since its inception. Mrs. Caldwell-Bayles has senior executive experience in the development and operation of assisted living and memory disorder facilities as well as hotel management, personnel, finance and commercial and residential development. In addition to her duties with the company she is serving as Chairperson of the Board of Directors of the Louisiana Assisted Living Association. She also serves on the Council of States representing Louisiana in the Assisted Living Federation of America.

Sherry Kenny, 45 years old. She served as the Administrator of The Oaks Nursing Home in Monroe, Louisiana from 1988 - 1994 and was responsible for the strategic planning, marketing and maintenance of all plans/records relating to the facility. In 1995 she became the Manager of the Azalea Estates assisted living facility, Monroe, Louisiana. Ms. Kenny also conducted a night class at Northeast Louisiana University, Monroe, Louisiana teaching "Perspectives on Aging" to occupational therapy, gerontology, and social work students. In 1997, she joined Senior Retirement Communities, Inc., as Director of Operations. She is responsible for strategic planning and marketing for the company and has direct supervision over the administrators of each of the failities. Ms. Kenny also maintains and keeps track of all state guidelines in accordance with the Department of Social Services. In May 1999, she was elected to the Board of Directors and appointed Vice- President of the Company. Ms. Kenny has a Bachelor of Business Administration, major in Accounting and a Master of Arts. She also has a Masters degree in Gerontology from the University of Louisiana, Monroe (formerly Northeast Louisiana University), Monroe, Louisiana.

Raymond L. Nelson, 65 years old. Mr. Nelson attended the University of Houston. He is the President and CEO of Town & Country Insurance Agency, Inc. He manages forty employees in three locations in the Houston-Galveston, Texas metropolitan area. Mr. Nelson is the past President of the Houston Council of the Navy League of the United States and is currently a national director. He is a past director of the Independent Insurance Agency of Houston, Texas.

Jean Gaffney Nelson, 63 years old, Mrs. Nelson has 27 years in management experience in diagnostic and interventional cardiology in a large hospital environment. Mrs. Nelson was employed as the Manager of Cardiology Services and Nuclear Medicine at the Methodist Hospital in Houston, Texas. She studied biology and took courses in computer science, accounting and management at the University of Houston in Houston, Texas. Mrs. Nelson is registered in adult echocardiography by the American Registry of Diagnostic Medical Sonographers and is a member of the American College of Cardiovascular Administrators.

Richard Hunter Neely, Jr., CPA, 46 years old. Mr. Neely has 25 years experience in business, the majority of those years in management. He is a CPA with thorough knowledge and understanding of accounting and financial concepts, principles, and applications. Mr. Neely has extensive experience with all phases of Human Resources management, including hiring, promotion, and termination. He maintains liaison between management and regulatory bodies and officials. He is responsible for the entire accounting system and has direct responsibility for payroll, accounts payable, accounts receivable and general ledger functions. Mr. Neely has a B.A. degree from the University of Louisiana at Monroe, Monroe, Louisiana. He also took postgraduate courses in accounting, completing his accounting course work in December 1994. He passed the CPA exam in May 1995. He has been the principal organist at First United Methodist Church, Monroe, Louisiana since April 1986.

The members of the Board of Directors of The Company are elected annually and hold office until their successors are elected and qualified. The Company's officers are chosen to serve at the pleasure of the Board of Directors. The management of The Company has a combined total of over 75 years of experience in finance, construction, property development, and property management.

Item 10.      Executive Compensation

Joanne M. Caldwell-Bayles               $80,000 per year

The company pays no other Executive, officer or director. Directors and officers are employed and paid by The Forsythe Group, Inc., the management company for the Company's properties.

Item 11.      Security Ownership of Certain Beneficial Owners and Management
                                                                      Percent of
Name & Address of Beneficial Owner       Title of Class             Class Owned
Joanne M. Caldwell Bayles                  Common Stock                   16.7%
507 Trenton Street, West Monroe, LA 71291

Raymond and Jean Nelson                    Common Stock                    9.0%
1075 Katy Freeway, Suite 150, Houston, TX 77024

The Forsythe Group, Inc. (1)               Common Stock                   55.4%
507 Trenton Street, West Monroe, LA 71291

The Arbor Group, L.L.C. (2) Common Stock 18.9% 507 Trenton Street, West Monroe, LA 71291

Note 1: Joanne M. Caldwell-Bayles owns 100% of the capital stock of the Forsythe Group, Inc.

Note 2: Joanne M. Caldwell-Bayles owns 50%, Raymond and Jean Nelson own 15% and The Forsythe Group, Inc. owns 35% of the capital stock of The Arbor Group, L.L.C. The executive officers and directors of the Company as a group are the beneficial owners of 100% of the common stock of the Company.

Item 12.      Certain Relationships and Related Transactions

See Prospectus dated June 23, 1998, included herein by reference.


Part IV.

Item 13. Exhibits, Financial Statement schedules and Reports on Form 8-K

1.   Exhibits, Financial Statement Schedules

     a.       Exhibit A, Financial Statement and Schedules

2.   Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of 1999

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Monroe, State of Louisiana, on March 29, 2002.

Senior Retirement Communities, Inc.

/s/ Joanne M. Caldwell-Bayles
--------------------------
By: Joanne M. Caldwell-Bayles
President, Finance and Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2002.

Signature                              Title

/s/ Joanne M. Caldwell-Bayles
-------------------------
Joanne M. Caldwell-Bayles    Chairperson of the Board, Chief Executive Officer,
                             President, Finance and Treasurer - Director

/s/ Raymond L. Nelson
-------------------------
Raymond L. Nelson            Vice-President, Director

/s/ Jean Gaffney Nelson
-------------------------
Jean Gaffney Nelson          Assistant Secretary, Director

/s/ Sherry Kenney

-------------------------
Sherry Kenney                Vice President, Secretary, Director of Operations,
                             Director
/s/ Richard H. Neely, Jr.
--------------------------
Richard H. Neely, Jr.        Chief Financial Officer, Director

                       SENIOR RETIREMENT COMMUNITIES, INC.

                               FINANCIAL STATEMENT

                                December 31, 2001


































Senior Retirement Communities, Inc.
Financial Statement
December 31, 2001

Table of Contents

FINANCIAL STATEMENTS                                                       Page

   Report                                                                    1
   Balance Sheet                                                             2
   Statement of Income                                                       4
   Statement of Retained Earnings (Deficit)                                  6
   Statement of Cash Flows                                                   7
   Notes to Financial Statements                                             9

W. L. ALBRITTON
CERTIFIED PUBLIC ACCOUNTANT
1500 STUBBS AVENUE
MONROE, LOUISIANA  71201

PHONE: (318) 410_9767
FAX: (318) 362_9993


Senior Retirement Communities, Inc.
507 Trenton Street
West Monroe, Louisiana

I have audited the accompanying balance sheets of Senior Retirement Communities, Inc. as of December 31, 2001 and 2000 and the related statements of income, retained earnings (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Senior retirement Communities, inc. at December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 5, the Company has suffered continued recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 28, 2002

W. L. Albritton
Certified Public Accountant

Senior Retirement Communities, Inc.                                      _ 2 _
Balance Sheet
December 31, 2001

                                              2001                   2000
                                      ---------------        -----------------
ASSETS

Current assets

  Cash                                $           24,697              $  68,635
  Prepaid Expenses                                14,995                  3,766
                                         ---------------        ---------------
  Total current assets                            39,692                 72,401

Property, plant and equipment
  Buildings                                    8,115,371              8,115,371
  Furniture and fixtures                         243,943                231,122
  Land                                         1,508,820              1,508,820
                                         ---------------        ---------------
                                               9,868,134              9,855,313
  Less:  Accumulated depreciation                657,854                427,930
                                         ---------------        ---------------
                                         ---------------        ---------------
  Net property and equipment                   9,210,280              9,427,383
                                         ---------------        ---------------


                                   $           9,249,972           $  9,499,784
                                         ===============        ===============

See accompanying notes


Senior Retirement Communities, Inc.                                      _ 3 _
Balance Sheet
December 31, 2001

                                                2001                   2000
                                          ---------------        --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Accounts payable                    $           76,163              $  51,338
                                         ---------------        ---------------

Long_term debt
  Bonds payable                               10,036,268              8,984,734
                                         ---------------        ---------------

Other liabilities
  Due to stockholders and affiliates           1,012,793              1,113,989
                                         ---------------        ---------------

Stockholders' equity
 Common stock, No par value, 90,000,000
 shares authorized, 16,588,200 shares
 issued and outstanding                        1,658,820              1,658,820
 Preferred stock, $ 1 par value,
 20,000,000 shares authorized, 425,000
 shares issued and outstanding                   425,000                425,000
  Retained earnings (deficit)                 (3,959,072)            (2,734,097)
  Total stockholders equity                   (1,875,252)              (650,277)

                                   $           9,249,972           $  9,499,784
                                         ===============        ===============










See accompanying notes


Senior Retirement Communities, Inc.                                      _ 4 _
Statements of Income
For the years  ended  December  31,  2001 and
2000

                                                   2001                   2000

Revenues                           $           2,042,098           $  1,449,806

Expenses
Accounting Fee                                    48,026                 48,000
Activities                                        11,597                  5,296
Advertising                                        2,420                 23,094
Automobile Expense                                 1,735                    233
Bank Service Charges                                 241                    541
Bond Fees                                          4,156                      0
Cable Expense                                        509                      0
Carpet Cleaning                                        0                    246
Casual Labor                                         531                    956
China,Glass Silver expense                           442                      0
Commissions                                          221                      0
Consulting                                         2,500                  5,500
Contributions                                        110                      0
Decorations                                        6,028                  2,567
Depreciation Expense                             229,924                226,708
Dues                                               1,172                  1,361
Employee Incentives                                3,554                  3,922
Employee Screening                                 3,358                  3,779
Equipment Rental                                  18,439                  9,585

Food Costs                                       187,376                130,642
Furniture & Equipment Expense                     13,227                      0
Gloves                                             3,735                  2,015
Grease Trap                                        1,075                      0
HouseKeeping                                      11,448                  8,574
Insurance                                         95,144                112,134
Interest Expense                               1,178,929              1,026,782
Kitchen Supplies                                   2,437                  1,617
Laundry                                            3,596                  2,814
Lawn Care                                         18,002                 16,159
Licenses and Permits                               5,813                  2,646
Light Bulbs                                        1,022                    537
Linens                                               787                    285
Management Fees                                  146,244                 99,875
Miscellaneous                                        694                    534
Office Supplies                                    7,055                  5,643
Paper Goods                                        4,878                  3,571
Payroll Expenses                                 917,428                724,646
Pest Control                                       3,416                  3,020

Continue income statement

See accompanying notes


Senior Retirement Communities, Inc.                                       _ 5 _
Statements of Income
For the years ended December 31, 2001 and 2000

                                                   2001                   2000

Pet Supplies                             $           564                 $  444
Postage and Delivery                               7,579                  3,895
Printing and Reproduction                         14,947                 13,509
Professional Fees                                  5,570                 13,528
Promotion                                         11,591                  8,482
Rental Bonus                                       1,511                  3,113
Repairs                                           23,641                 12,479
Resident Gifts                                       912                  1,013
Taxes                                             49,448                 39,534
Telephone                                         18,275                 15,279
Training & Education                               2,189                  1,358
Travel and Entertainment                           7,831                  6,899
Uniforms                                           1,224                  1,856
Utilities                                        151,235                134,074

Van Expense                                       24,396                 18,998
Waste Removal                                      4,087                  3,522
Wellness                                           1,152                    439
Workers Comp                                       3,651                      0
                                         ---------------        ---------------
Total expenses                                 3,269,073              2,753,709


Net Income (Loss)                 $           (1,226,975)         $  (1,303,903)
                                         ===============        ===============


Earnings (Loss) per share              $           (0.07)              $  (0.08)
                                         ===============        ===============



See accompanying notes


Senior Retirement Communities, Inc.                                      _ 6 _
Statement of Retained Earnings (Deficit)
For the years ended December 31, 2001 and 2000

                                                  2001                   2000


Beginning retained earnings (deficit)  $      (2,734,097)         $  (1,432,199)

Net income (loss)                             (1,226,975)            (1,301,898)


Ending retained earnings (deficit)     $      (3,961,072)         $  (2,734,097)
                                          ===============        ===============

See accompanying notes


Senior Retirement Communities, Inc.                                    _ 7 _
Statement of Cash Flows
For the years ended December 31, 2001 and 2000

                                                 2001                   2000

Cash flows from operating activities:

  Revenues                                $    2,042,098           $  1,449,806
  Cash paid to suppliers and employees        (3,025,553)            (2,524,693)
                                          ---------------        --------------
Net cash provided (used) by operations          (983,455)            (1,074,887)

Cash flows from investing activities:
  Purchases of fixtures and equipment            (10,821)               (24,150)
  Payments toward construction                         0                (27,072)
                                          ---------------        --------------
Net cash  provided by (applied to)  investing
activities                                       (10,821)               (51,222)

Cash flows from financing activities:
  Accrual of interest on bonds                 1,051,534                931,434
  Payments on bonds                                    0               (602,250)
  Loans from stockholders and affiliates        (101,196)               241,914
                                         ---------------        ---------------
Net cash  provided by (applied to)  financing
activities                                       950,338                571,098

Net increase (decrease) in cash                  (43,938)              (555,011)

Cash at the beginning of the period               68,635                623,646


Cash at the end of the period         $           24,697              $  68,635
                                         ===============        ===============










See accompanying notes


Senior Retirement Communities, Inc.                                     _ 8 _
Statement of Cash Flows
For the years ended December 31, 2001 and 2000

                                                    2001                   2000

Reconciliation of net income to net cash provided by operations:


Net income (loss) from operations         $   (1,226,975)         $  (1,301,898)

Adjustments to reconcile net income to cash provided by operations:
  Depreciation                                   229,924                226,708
  Decrease (increase) in prepaid expenses        (11,229)                (3,766)
  Increase (decrease) in accounts payable         24,825                  4,069


Net cash provided (used) by operations     $    (983,455)         $  (1,074,887)
                                          ===============        ==============

See accompanying notes

                                                                               9
                       Senior Retirement Communities, Inc.

                          Notes to Financial Statements


Note 1 _ Summary of Significant Accounting Policies

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

Property, Buildings, Equipment, and Depreciation

Buildings and equipment are stated at cost and are to be depreciated by the straight line method over their estimated economic lives. Buildings include capitalized construction period interest which will be treated as a component cost of the building and depreciated over the same economic life as the building.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affects certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

                     Senior Retirement Communities, Inc.                   10

                          Notes to Financial Statements


Note 1 _ Summary of Significant Accounting Policies _ (continued)
-----------------------------------------------------------------

Deferred Charges

Deferred charges represent the costs associated with obtaining long_term financing for the care facilities of the Company. These costs are being amortized over the life of the bonds using the effective interest rate method.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and with instructions to From 10 KSB and Article 10 of Regulation S X. in managements opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial statements have been included. Operating results for the interim periods are not always indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10 KSB.

Certain reclassifications have been made to previously reported amounts to conform with the current presentation.

Note 2 _ Related Party Transactions

Due to stockholders and affiliates consists of amounts advanced by the stockholders and other related entities. This amount accrues interest at the current market rate.

                   Senior Retirement Communities, Inc.                 11

                          Notes to Financial Statements

Note 3 _ Preferred Stock

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

Note 4 _ Bonds Payable

On June 23, 1998, the Company's issue of $ 9,000,000 of bonds became effective. These bonds are to become the permanent financing for the projects reflected in this financial statement. As of December 31, 2001, the status of these bonds is as follows:

                                                                        Original
                                        Amount                  Amount
                     Location         Authorized              Outstanding

                      Ruston          $3,685,000              $3,291,750
                   Bossier City        3,470,000               3,023,750
                    Shreveport         1,845,000               1,834,500
                                       ---------               ---------

                      Totals          $9,000,000              $8,150,000
                                      ----------              ----------


These bonds have varying interest rates from 7.5 percent per to 11 percent per annum. The maturity of these bonds is from one to twenty years. Bonds payable on the balance sheet reflects the accrued interest due and is reflected net after the deferred charges incurred is issuing and selling the bonds

During 2001, the Company incurred $ 1,178,929 of interest expense all of which has been charged to operations.


                   Senior Retirement Communities, Inc.                    12

                          Notes to Financial Statements

Note 5 _ Going concern and subsequent events

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

As a continuing part of the Company's effort to improve cash flow and provide working capital for its operations, the Company has adopted a plan to refinance the debt on the Ruston facility by selling the facility to a related party who would obtain permanent financing and liquidate the bond debt on that facility. In contemplation of this move, the Company transferred the operations of the Ruston facility to the related entity effective January 1, 2002. The Company hopes that this sale can be completed in the early summer of 2002.