Form 10KSB/A
period 2001-12-31
SENIOR RETIREMENT COMMUNITIES INC
filed 2002-05-09
CIK 1053649

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 4, the Company has suffered continued recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
                                         ===============        ===============

See accompanying notes


Senior Retirement Communities, Inc.                                      _ 3 _
Balance Sheet
December 31, 2001

                                                2001                   2000
                                          ---------------        --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Accounts payable                    $           76,163              $  51,338
                                         ---------------        ---------------

Long_term debt
  Bonds payable                               10,036,268              8,984,734
  Redeemable preferred stock                     425,000                425,000
                                         ---------------        ---------------

Other liabilities
  Due to stockholders and affiliates           1,012,793              1,113,989
                                         ---------------        ---------------

Stockholders' equity
 Common stock, No par value, 90,000,000
 shares authorized, 16,588,200 shares
 issued and outstanding                        1,658,820              1,658,820
Retained earnings (deficit)                   (3,959,072)            (2,734,097)
Total stockholders equity                     (1,875,252)              (650,277)

                                   $           9,249,972           $  9,499,784
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

Continue income statement

See accompanying notes


Senior Retirement Communities, Inc.                                       _ 5 _
Statements of Income
For the years ended December 31, 2001 and 2000

                                                   2001                   2000

Pet Supplies                             $           564                 $  444
Postage and Delivery                               7,579                  3,895
Printing and Reproduction                         14,947                 13,509
Professional Fees                                  5,570                 13,528
Promotion                                         11,591                  8,482
Rental Bonus                                       1,511                  3,113
Repairs                                           23,641                 12,479
Resident Gifts                                       912                  1,013
Taxes                                             49,448                 39,534
Telephone                                         18,275                 15,279
Training & Education                               2,189                  1,358
Travel and Entertainment                           7,831                  6,899
Uniforms                                           1,224                  1,856
Utilities                                        151,235                134,074

Van Expense                                       24,396                 18,998
Waste Removal                                      4,087                  3,522
Wellness                                           1,152                    439
Workers Comp                                       3,651                      0
                                         ---------------        ---------------
Total expenses                                 3,269,073              2,753,704


Net Income (Loss)                 $           (1,226,975)         $  (1,303,898)
                                         ===============        ===============


Earnings (Loss) per share              $           (0.07)              $  (0.08)
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
                                          ===============        ===============

See accompanying notes


Senior Retirement Communities, Inc.                                    _ 7 _
Statement of Cash Flows
For the years ended December 31, 2001 and 2000

                                                 2001                   2000

Cash flows from operating activities:

  Revenues                                $    2,042,098           $  1,449,806
  Cash paid to suppliers and employees        (1,974,019)            (1,593,259)
                                          ---------------        --------------
Net cash provided (used) by operations           (68,079)              (143,453)

Cash flows from investing activities:
  Purchases of fixtures and equipment            (10,821)               (24,150)
  Payments toward construction                         0                (27,072)
                                          ---------------        --------------
Net cash  provided by (applied to)  investing
activities                                       (10,821)               (51,222)

Cash flows from financing activities:
  Payments on bonds                                    0               (602,250)
  Loans from stockholders and affiliates        (101,196)               241,914
                                         ---------------        ---------------
Net cash  provided by (applied to)  financing
activities                                      (101,196)              (360,336)

Net increase (decrease) in cash                  (43,938)              (555,011)

Cash at the beginning of the period               68,635                623,646


Cash at the end of the period         $           24,697              $  68,635
                                         ===============        ===============










See accompanying notes


Senior Retirement Communities, Inc.                                     _ 8 _
Statement of Cash Flows
For the years ended December 31, 2001 and 2000

                                                    2001                   2000

Reconciliation of net income to net cash provided by operations:


Net income (loss) from operations         $   (1,226,975)         $  (1,301,898)

Adjustments to reconcile net income to cash provided by operations:
  Depreciation                                   229,924                226,708
  Decrease (increase) in prepaid expenses        (11,229)                (3,766)
  Increase (decrease) in accounts payable         24,825                  4,069
  Increase (decrease) in accrued interest
        on bonds                               1,051,534                931,434
                                          ______________         ______________

Net cash provided (used) by operations     $      68,079          $    (143,453)
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

                          Notes to Financial Statements

Note 3 _ Long term Debt

Redeemable preferred stock

The Preferred Stock issued accrues dividends at the rate of four percent per year for each of the first two years, then six percent per year for the first two years then at eight percent per year for the final two years. The Preferred Stock is callable at the Company's option and shall be redeemed at the end of the sixth year, if still outstanding. The preferred shareholders have an option to purchase common stock at a twenty percent discount at any time within eight years of the Preferred stock issue dates, if the Company issues additional common stock through a public offering.

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

Maturities of Long term debt

Maturities of the long term debt, as adjusted by the payment plans  disclosed in
Note 4 are as follows:

                Year ending
                December 31,                            Amount
                ___________                             ________
                  2002                                  $        0
                  2003                                   2,276,750
                  2004                                   1,047,750
                  2005                                     531,000
                  2006                                   1,874,500
                Thereafter                               2,845,000
                                                        __________
                                                        $8,575,000
                                                        ==========


                   Senior Retirement Communities, Inc.                    12

                          Notes to Financial Statements

Note 4 _ Going concern and subsequent events

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