Form 10QSB
period 2002-03-31
SENIOR RETIREMENT COMMUNITIES INC
filed 2002-05-15
CIK 1053649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ___________________to ____________________

                        Commission file number 333-45419

                       Senior Retirement Communities, Inc.
Louisiana                                                            72-1394159
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

              507 Trenton Street, West Monroe, Louisiana 71291-3033

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2002. Common shares, par value $.10 per share: 16,588,200

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                       SENIOR RETIREMENT COMMUNITIES, INC.

                                   Form 10-QSB

                                      INDEX

Part I                                                                     Page

Item 1.           Financial Statements                                       1
Item 2.           Management's Discussion and Analysis of
                  Results of Operations                                     10

Part II

Item 1.           Legal Proceedings                                         11
Item 2.           Changes in Securities                                     11
Item 3.           Defaults Upon Senior Securities                           11
Item 4.           Submission of Matters to a Vote of Security Holders       11
Item 5.           Other information                                         11
Item 6.           Exhibits and Reports on Form 8-K                          11

                                     Part I

                          Item 1. Financial Statements

                       Senior Retirement Communities, Inc.
               For the three months ended March 31, 2002 and 2001

                                Table of Contents

Financial Statements                                                       Page

Report                                                                        1
Balance Sheet                                                                 2
Statement of Income                                                           3
Statement of Retained Earnings (Deficit)                                      5
Statement of Cash Flows                                                       6
Notes to Financial Statements                                                 7

                                 W. L. ALBRITTON
                           CERTIFIED PUBLIC ACCOUNTANT
                               1500 Stubbs Avenue
                                Monroe, LA 71201


To the Stockholders
Senior Retirement Communities, Inc.
West Monroe, LA  71291

I have reviewed the accompanying balance sheet of Senior Retirement Communities, Inc. as of March 31, 2002 and 2001, and the related statements of income, retained earnings and cash flows for the three months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institutes of Certified Public Accountants. All information included in these financial statements is the representation of the management of Senior Retirement Communities, Inc.

A review consists principally of inquiries of Senior Retirement Communities, Inc. personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.






W. L. Albritton
Certified Public Accountant
March 14, 2002

                       SENIOR RETIREMENT COMMUNITIES, INC.
                                  BALANCE SHEET
                      For the three months ended March 31,

                                                          2002             2001
                                                  ------------    -------------
ASSETS
     Current Assets
         Cash                                             12,680         23,339
         Escrow cash                                           0          6,359
         Sinking Fund Cash                                   129         (2,714)
         Accounts Receivable                               1,895              0
         Pre Paid Insurance                               14,995          3,766
                                                  --------------  -------------
         Total Current Assets                             29,699         30,750
     Property, Plant & Equipment
         Buildings                                     8,209,174      8,190,221
         Furniture and Fixtures                          168,606        162,142
         Land                                          1,508,820      1,508,820
                                                  --------------  -------------
                                                       9,886,600      9,861,183
         Less: Accumulated Depreciation                 (712,544)      (482,620)
                                                  --------------  -------------
         Net Property, Plant & Equipment               9,174,056      9,378,563
                                                  --------------  -------------
TOTAL ASSETS                                           9,203,756      9,409,313

LIABILITIES & EQUITY
     Current Liabilities
         Accounts payable & accrued expenses              90,646         63,426

     Long-term debt
         Bonds Payable                                10,247,989      9,216,360
         Redeemable Preferred Stock                      425,000        425,000
                                                 ---------------  -------------
                                                      10,672,989      9,641,360

     Other liabilities
         Due to stockholders & affiliates                956,285      1,107,248
                                                 ---------------  -------------
     Total Liabilities                                11,719,920     10,812,034
     Stockholder's equity
         Common stock, no par value, 90,000,000
         shares authorized, 16,588,200 shares          1,658,820      1,658,820
         issued & outstanding
         Retained earnings (deficit)                  (4,174,984)    (3,061,541)
                                                 ---------------  -------------
         Total stockholder's equity                   (2,516,164)    (1,402,721)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             9,203,756      9,409,313
                                                 ===============  =============
see accompanying notes

                       SENIOR RETIREMENT COMMUNITIES, INC.
                               STATEMENT OF INCOME
                      For the three months ended March 31,

                                                                 2002      2001
                                                           ---------- ---------
Revenues                                                      626,016   430,435
Expenses
           Accounting Fee                                      12,000    12,000
           Activities                                           3,351     2,982
           Advertising                                             72     1,314
           Appraisal                                            3,500         0
           Bank Service Charges                                   120        30
           Bond Fees - BC                                           0       724
           Casual Labor                                             0       510
           CGS-China,Glass Silver expense                         158         0
           Commissions                                              0        74
           Decorations                                            819     1,898
           Depreciation Expense                                54,690    54,690
           Dues                                                   815       347
           Employee Incentives                                  1,604     1,264
           Employee Screening                                     883       849
           Equipment Rental                                     2,264     1,723
           Filing Fees - State of LA                                0       180
           Food Costs                                          57,224    40,775
           Furniture & Equipment Expense                        3,009     1,637
           Gloves                                                 780       688
           HouseKeeping                                         2,716     2,390
           Insurance                                           44,450    20,514
           Interest Expense                                   211,722   236,658
           Laundry                                              1,009     1,055
           Lawn Care                                            2,130     2,054
           Licenses and Permits                                 2,273     1,711
           Linens                                                 228       150
           Management Fees                                     43,827    30,248
           Miscellaneous                                          100        38
           Office Supplies                                      2,135     2,020
           Paper Goods                                          2,207       716
           Payroll Expenses                                   275,669   215,905
           Pest Control                                           746       863
           Pet Supplies                                            69        74
           Postage and Delivery                                   794     2,056
           Printing and Reproduction                            3,273     3,385
                                        3

           Professional fees                                        0       495
           Promotion                                            1,776     3,625
           Rental Bonus                                             0       885
           Repairs                                              5,308     2,770
           Resident Gifts                                          90       126
           Taxes                                               57,452     1,388
           Telephone                                            5,151     5,102
           Training & Education                                   603       352
           Travel & Ent                                           934     2,318
           Uniforms                                               395       175
           Utilities                                           32,441    43,934
           Van Expense                                          6,533     5,668
           Waste Removal                                        1,084       782
           WELLNESS                                               507       132
                                                           ---------- ---------
        Total Expense                                         846,911   709,274
                                                           ---------- ---------
    Net Ordinary Income                                      (220,896) (278,839)

    Other Income/Expense
        Other Income
           Interest Income                                          0        76
                                                           ---------- ---------
        Total Other Income                                          0        76
                                                           ---------- ---------
    Net Other Income                                                0        76
                                                           ---------- ---------
Net Income                                                   (220,895) (278,763)
                                                           ========== =========

Earnings (Loss) Per Share                                      ($0.01)   $(0.02)


see accompanying notes

                       SENIOR RETIREMENT COMMUNITIES, INC.
                         STATEMENT OF RETAINED EARNINGS
                      For the three months ended March 31,

                                                              2002         2001

Beginning retained earnings (deficit)                    (3,954,089) (2,782,778)

Net Income (Loss)                                          (220,895)   (278,763)
                                                       ------------- -----------

Ending retained earnings (deficit)                       (4,174,984) (3,061,541)


See accompanying notes

                       SENIOR RETIREMENT COMMUNITIES, INC.
                             STATEMENT OF CASH FLOWS
                      For the three months ended March 31,
                                                              2002        2001
                                                      ============  ============

   Cash flows from operating activities
        Revenues received                                  626,016      430,511
        Accrual of interest on bonds                       211,720      231,626
        Cash paid to suppliers and employees              (770,316)    (642,695)
                                                      ------------  ------------
   Net cash provided (used) by operations                   67,420       19,442

   Cash flows from imvesting activities
        Purchase of equipment                              (13,465)      (6,713)
                                                      ------------  ------------
   Net cash provided by (applied to) investing activities  (13,465)      (6,713)

   Cash flows from financing activities
        Loans from stockholders & affiliates               (56,507)     (58,025)
                                                      ------------  ------------
   Net cash provided by (applied to) financing activities  (56,507)     (58,025)

   Net increase (decrease) in cash                          (2,552)     (45,296)

   Cash at the beginning of the period                      15,362       68,635

   Cash at the end of the period                            12,810       23,339


Reconciliation on net income to net cash provided by operations:

Net income (loss) from operations                         (220,895)    (278,763)

Adjustments to reconcile net income to cash
   provided by operations
        Depreciation                                        54,690       54,690
        Increase in accrued expenses                        21,905       11,889
        Accrual of interest on bonds                       211,720      231,626
Net cash provided (used) by operations                      67,420       19,442


see accompanying notes

Senior Retirement Communities, Inc.

Notes to financial statements

Note 1 - Summary of Significant Accounting Policies

Nature of Business

The company is a Louisiana corporation established to develop assisted living centers and dementia facilities for the housing and care of senior citizens in Ruston, Bossier City, and Shreveport, Louisiana.

Basis of Accounting

The Company uses the accrual basis of accounting and utilizes a calendar year for all reporting purposes.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and with instructions to Form 10-QSB and Article 10 of Regulation S-X. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial statements have been included. Operating results for the interim periods are not always indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB.

Note 2 - Related Party Transactions

Due to stockholders and affiliates consists of amounts advanced by the stockholders and other related entities. This amount accrues interest at the current market rate.

Note 3 - Long-term Debt

     Redeemable Preferred Stock The Preferred Stock issued accrues dividends at the rate of four percent per year for each of the first two years, the six percent per year for the next two years, then at eight percent per year for the final two years. The Preferred Stock is callable at the Company's options and shall be redeemed at the end of the sixth year, if still outstanding. The preferred shareholders have an option to purchase common stock at a twenty percent discount at any time within eight years of the Preferred stock issue dates, if the Company issues additional common stock through a public offering.

     Bonds Payable On June 23, 1998, the Company's issue of $9,000,000 of bonds became effective. These bonds are to become the permanent financing for the projects reflected in this financial statement. As of December 23, 2001, the status of these bonds is as follows:

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

     During the first quarter of 2002, the Company incurred $211,722 of interest expense, all of which has been charged to operations.

     Maturities of Long-Term Debt Maturities of the long-term debt, as adjusted by the payment plans disclosed in Note 4 are as follows:

                    Year ending
                     December 31,                                Amount

                          2002                             $                 0
                          2003                                       2,276,750
                          2004                                       1,047,750
                          2005                                         531,000
                          2006                                       1,874,500
                          Thereafter                                 2,845,000

                                                            $        8,575,000

Note 4 - Going concern and subsequent events

     As a result of continuing operating losses as a result of not achieving desired occupancy levels, the Company filed a request on February 27, 2001 with Colonial Trust Company, who acts as agent for the bondholders, a request to extend all principal and interest for four years. This request includes amounts which were already past due and amounts which would have become due by February 1, 2002. In accordance with the trust indenture, the request was submitted to the bondholders for a vote on the proposed extension. The votes were due to be returned by March 27, 2001. As of March 27, 2001, bondholders representing $122,250 of bonds out of the total of $8,150,000 bonds outstanding voted to reject the plan. As a result of this vote, the request to postpone certain payments for a period of four years was approved. This proposal is intended to provide the Company additional time to achieve full occupancy which should allow for the future payments to be paid as they become due. Should the Company fail to increase its occupancy levels, additional measures would become necessary for the Company to remain a going concern.

     As a continuing part of the Companys effort to improve cash flow and provide working capital for its operations, the Company has adopted a plan to refinance the debt on the Ruston facility by selling the facility to a related party who would obtain permanent financing and liquidate the bond debt on that facility. In contemplation of this move, the Company had planned to transfer the operations of the Ruston facility to the related entity effective January 1, 2002. The transfer did not take place as planned. The Company hopes the sale can be completed in the early summer of 2002.

Item 2 - Management's Discussions and Analysis of Results of Operations.

Management is encouraged by progress being shown in occupancy levels and corresponding financial gains. While occupancy continues to lag behind projection and operating losses continue, management believes the future is good for the company. In the first quarter of the year, operating losses were approximately $58,000 less than the same period last year. Revenues were almost 150% greater than the same period in 2001. Major increases in expenses occurred in food costs, management fees (which are based on revenues), payroll expenses, taxes and insurance. As expected, the majority of the increased expenses occurred in variable costs which are a result of increased occupancy. The entire industry was hit with large increases in insurance rates and the expectation is that increases will occur again this year.

Cash flows improved as cash provided by operations increased from $19,442 in the first quarter of 2001 to $67,420 for the first quarter of 2002.

Stockholder's equity decreased from ($1,402,721) as of March 31, 2001 to ($2,516,164) as of March 31, 2002 due to severe operating losses in 2001. Current assets decreased slightly. Long- term debt increased approximately $1,000,000.

As of March 31, 2002, overall occupancy was at 85%. The occupancy rate comparisons to last year are as follows:

City           Facility       # of Units      March 31, 2002     March 31, 2001

Bossier City   Arbor              36                94%                75%
Bossier City   Terrace            24                79%                25%
Shreveport     Terrace            24                88%                92%
Ruston         Arbor              37                84%                73%
Ruston         Terrace            15                67%                25%

Much improvement has been made in the occupancy levels over the same period as last year. Due the age of the population we serve, maintaining occupancy levels in a competitive market is a challenge. However, it is a challenge we are meeting and working with. It is believed that occupancy will reach stabilized levels by the third quarter of this year.

As discussed in Note 4 to the financial statements, the operations of the Ruston facility were to have been transferred to a related entity on January 1, 2002 in anticipation of a sale to occur later this year. This transfer was delayed. Management believes this sale will be completed by summer of 2002. This related entity will obtain permanent financing to pay off the bond debt on the Ruston facility. Management believes this move will free up operating cash for the Company and allow streamlined operation of the Shreveport and Bossier City facilities.

The market for assisted living is improving as the population ages and the industry finds greater acceptance and familiarity among its target audience. More and more insurance companies are offering policies for long-term assisted living care. We believe the market for our product will only continue to improve.

PART II OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

See note 4 to the financial statements and disclosure in form 10-KSB for year ended December 31, 2001.

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

Not applicable

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 14th day of May, 2002 in the City of West Monroe, State of Louisiana.

Senior Retirement Communities, Inc.

/s/ Joanne M. Caldwell-Bayles
By: Joanne M. Caldwell-Bayles
President, CEO, Chairperson of the Board of Directors.