Form 10QSB
period 2002-06-30
SENIOR RETIREMENT COMMUNITIES INC
filed 2002-08-08
CIK 1053649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10_QSB

(Mark One)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
                  For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ___________________to ____________________

                        Commission file number 333_45419

                       Senior Retirement Communities, Inc.
Louisiana                                                            72_1394159
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization )

              507 Trenton Street, West Monroe, Louisiana 71291_3033

                                 (318) 323_2115

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes_____ No_____.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 31, 2002. Common shares, par value $.10 per share: 16,588,200

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                       SENIOR RETIREMENT COMMUNITIES, INC.

                                   Form 10_QSB

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

                                     Part I

                          Item 1. Financial Statements

                       Senior Retirement Communities, Inc.
               For the six months ended June 30, 2002 and 2001

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

I have reviewed the accompanying balance sheet of Senior Retirement Communities, Inc. as of June 30, 2002 and 2001, and the related statements of income, retained earnings and cash flows for the three months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institutes of Certified Public Accountants. All information included in these financial statements is the representation of the management of Senior Retirement Communities, Inc.

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

August 7, 2002




W. L. Albritton
Certified Public Accountant


                       Senior Retirement Communities, Inc.
                                  Balance Sheet
                                  June 30, 2002
                                                                     Jun 30, 02
                                                             ------------------
                                     ASSETS
Current Assets
 Cash on hand and in banks                                        $      82,363
 Accounts Receivable                                                      5,965
 Prepaid Insurance                                                       14,995
                                                             ------------------
Total Current Assets                                                    103,323

Property, Plant and Equipment
 Buildings                                                            8,203,597
 Furniture and Fixtures                                                 180,651
 Land                                                                 1,508,820
                                                             ------------------
                                                                      9,893,068
Less: Accumulated depreciation                                         (767,234)
                                                             ------------------
Net Property, Plant and Equipment                                     9,125,834
                                                              -----------------

TOTAL ASSETS                                                      $   9,229,157
                                                             ==================

LIABILITIES & EQUITY
Current Liabilities
 Accrued current liabilities and payables                         $      77,520

Long Term Liabilities
 Bonds and bond interest payable                                     10,459,709
 Redeemable preferred stock                                             425,000
                                                             ------------------
Total Long Term Liabilities                                          10,884,709
                                                             ------------------

Other Liabilities
 Due to stockholders and affiliates                                     961,539

Total Liabilities                                                 $  11,923,768

Equity
 Common stock, no par value, 90,000,000                           $   1,658,820
 shares authorized, 16,588,200 shares
 issued and outstanding
 Retained Earnings                                                   (3,959,534)
 Net Income                                                            (393,897)
                                                             ------------------
                                                             ------------------
Total Equity                                                      $  (2,694,611)
                                                             ------------------
                                                             ------------------
TOTAL LIABILITIES & EQUITY                                        $   9,229,157
                                                             ==================
------------------------------------------------------------------------------
                             see accompanying notes
===============================================================================
                       Senior Retirement Communities, Inc.
                               Statement of Income
            For the three months and six months ended June 30, 2002, and for the three months and six months ended June 30, 2001

                         Three Months   Six Months  Three Months     Six Months
                        June 30, 2002 June 30, 2002 June 30, 2001 June 30, 2001
                        -------------------------------------------------------

Revenues                  $  662,434  $   1,288,450  $   481,500     $  913,120

Expense
 Accounting Fee               12,000         24,000       12,000         24,000
 Activities                    2,544          5,896        2,704          5,687
 Advertising                       0             72          205          1,519
 Appraisal                         0          3,500            0              0
 Bank Service Charges             85            205          116            145
 Bond Fees                     6,962          6,962        3,432          4,156
 Casual Labor                      0              0            0            510
 CGS_China,Glass Silver expense  213            371            0             14
 Commissions                       0              0          148            221
 Decorations                     506          1,325        1,716          3,614
 Depreciation Expense         54,690        109,380       54,690        109,380
 Donations                        30             30            0              0
 Dues                          1,504          2,319           86            432
 Employee Incentives             581          2,184          408          1,672
 Employee Screening            1,591          2,474          970          1,820
 Equipment Rental              2,190          4,453        2,413          4,137
 Fire Drills                      76             76            0              0
 Food Costs                   58,572        115,796       42,692         83,468
 Furniture & Equipment Expense 2,360          5,369        4,730          6,352
 Gloves                          770          1,550          903          1,591
 Grease Trap                      96             96          540            825
 HouseKeeping                  3,801          6,517        3,179          5,570
 Insurance                    56,610        101,060       26,624         47,675
 Interest Expense            243,392        455,115      213,769        450,427
 Kitchen Supplies                  0              0          663            663
 Laundry                       1,217          2,226          749          1,804
 Lawn Care                     4,101          6,230        5,647          7,701
 Licenses and Permits          1,388          3,660        1,041          2,932
 Linens                          217            445          317            467
 Management Fees              46,619         90,446       33,439         63,687
 Miscellaneous                     0              0          444            444
 Office Supplies               1,085          3,320        1,550          3,571
 Paper Goods                   1,478          3,685        1,224          1,940
 Payroll Expenses            254,222        529,890      206,928        422,291
 Pest Control                    955          1,702          986          1,848
 Pet Supplies                     44            113          278            351
 Postage and Delivery            890          1,684        3,614          5,671
 Printing and Reproduction     3,301          6,574        4,021          7,406
 Professional fees                20             20          325            820
 Promotion                     1,896          3,672        2,752          6,377
 Rental bonus                      0              0          255          1,140
 Repairs                       8,826         14,134        5,135          7,945
 Resident Gifts                  193            282          134            260
 Taxes                         8,050         65,502       40,692         42,080
 Telephone                     3,867          9,019        3,298          8,401
 Training & Education          1,296          1,899          316            668
 Travel & Ent                  1,398          2,332        2,161          4,479
 Uniforms                        508            903          240            415
 Utilities                    35,572         68,012       33,028         76,676
 Van Expense                   6,984         13,514        7,154         12,821
 Waste Removal                 1,142          2,226        1,287          2,069
 WELLNESS                        677          1,188          181            313
 Workers Comp                    899            919            0              0
                             --------------------------------------------------

Total Expense             $  835,417    $ 1,682,348   $  729,184    $ 1,438,455
                          -----------------------------------------------------
                          -----------------------------------------------------
Net Ordinary Income       $ (172,983)   $  (393,898)  $ (247,684)   $  (525,335)
                          -----------------------------------------------------
                          -----------------------------------------------------
Net Income                $ (172,983)   $  (393,898)  $ (247,684)   $  (525,335)
                          =====================================================

Earnings per share        $    (0.01)   $     (0.02)  $    (0.01)   $     (0.03)

see accompanying notes

                       Senior Retirement Communities, Inc.
                    Statement of Retained Earnings (Deficit)
             For the three months and six months ended June 30, 2002 and the three months and six months ended June 30, 2001

                       Three months Six months Three months Six months June 30,
                       2002 June 30,2002 June 30, 2001 June 30,2001
                     ----------------------------------------------------------
Beginning
Retained Earnings      $ (4,180,448) $ (3,959,532)   $ (3,011,711) $ (2,734,137)

Net income (loss)          (172,963)     (393,878)       (247,684)     (525,258)

Preferred dividends paid          0             0               0             0
                     ----------------------------------------------------------

Ending
Retained Earnings      $ (4,353,411) $ (4,353,410)   $ (3,259,395) $ (3,259,395)

see accompanying notes

                      Senior Retirement Communities, Inc.
                            Statement of Cash Flows
            For the three months and six months ended June 30, 2002 and the three months and six months ended June 30, 2001

                          Three months Six months Three months Six months June
                         30, 2002 June 30, 2002 June 30, 2001 June 30, 2001
                         ------------------------------------------------------
Cash flows from operating activities
  Revenues                     662,434     1,288,450      481,500       913,120
  Cash paid to suppliers
  & employees                 (852,413)   (1,677,420)    (527,544)   (1,224,651)
                         ------------------------------------------------------
Net cash provided by
Operating Activities          (189,979)     (388,970)     (46,044)     (311,531)

Cash flows from investing activities
  Purchase equipment           (11,932)      (25,397)      (7,266)      (13,978)
  Depreciation                  54,690       109,380       54,690       109,380
                         ------------------------------------------------------
Net cash provided by
Investing Activities            42,758        83,983       47,424        95,402

Cash flows from financing activities
  Accrual of interest on bonds 211,720       423,441            0       231,625
  Loans from stockholders and
    affiliates                   5,254       (51,254)     (24,511)      (81,678)
                          -----------------------------------------------------
Net cash provided by
  Financing Activities         216,974       372,187      (24,511)      149,947

Net cash increase for period    69,753        67,200      (23,131)      (66,182)

Cash at beginning of period     12,611        15,163       27,311        70,362
                          -----------------------------------------------------
Cash at end of period           82,363        82,363        4,180         4,180
                          =====================================================

Reconciliation of net income to net cash provided by operations

  Net income (loss)           (172,983)     (393,898)    (247,684)     (525,258)

Adjustments to reconcile net income to cash provided by operations.
  Depreciation
  Accounts receivable           (9,020)      (10,487)      (6,944)       (3,357)
  Decrease (increase) in
        prepaid expenses                                   (7,150)       (7,150)
  Increase (decrease) in
        accrued expenses        (7,976)       15,415      215,734       224,235
                          -----------------------------------------------------

Net cash provided (used)
        by operations         (189,979)     (388,970)     (46,044)     (311,530)

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

As a continuing part of the Company's effort to improve cash flow and provide working capital for its operations, the Company has adopted a plan to refinance the debt on the Ruston facility by selling the facility to a related party who would obtain permanent financing and liquidate the bond debt on that facility. In contemplation of this move, the Company had planned to transfer the operations of the Ruston facility to the related entity effective January 1, 2002. The transfer did not take place as planned. The Company hopes the sale can be completed in the summer of 2002.

Item 2 - Management's Discussions and Analysis of Results of Operations.

Management  is  encouraged  by  progress  being  shown in  occupancy  levels and corresponding financial gains. While occupancy continues to lag behind projection and operating losses continue, management believes the future is good for the company. In the second quarter of the year, operating losses were approximately $75,000 less than the same period last year. The losses for the first six months of 2002 were approximately $131,000 less than the same period in 2001. Revenues were almost 140% greater than the same periods in 2001. Major increases in expenses occurred in food costs, management fees (which are based on revenues), payroll expenses, taxes and insurance. As expected, the majority of the increased expenses occurred in variable costs which are a result of increased occupancy. The entire industry was hit with large increases in insurance rates and the expectation is that increases will occur again this year.

The company showed a cash increase for the period as opposed to cash losses for previously reported periods.

Stockholder's equity decreased from ($1,175,575) as of June 30, 2001 to ($2,694,591) as of June 30, 2002 due to severe operating losses in 2001. Current assets decreased slightly. Liabilities increased approximately $1,400,000.

As of June 30, 2002, overall occupancy was at 85%. The occupancy rate comparisons to last year are as follows:

City            Facility        # of Units      June 30, 2002     June 30, 2001

Bossier City       Arbor            36                100%              83%
                 Terrace            24                 83%              33%
Shreveport       Terrace            24                100%             100%
Ruston             Arbor            37                 76%              68%
                 Terrace            15                 53%              40%

Much improvement has been made in the occupancy levels over the same period as last year. Due the age of the population we serve, maintaining occupancy levels in a competitive market is a challenge. However, it is a challenge we are meeting and working with. It is believed that occupancy will reach stabilized levels by the third quarter of this year.

As discussed in Note 4 to the financial statements, the operations of the Ruston facility were to be transferred to a related entity on January 1, 2002 in anticipation of a sale to occur later this year. The transfer did not take place. Management believes the transfer will be completed by summer of 2002. This related entity will obtain permanent financing to pay off the bond debt on the Ruston facility. Management believes this move will free up operating cash for the Company and allow streamlined operation of the Shreveport and Bossier City facilities.

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

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

Not applicable

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 7th day of August, 2002 in the City of West Monroe, State of Louisiana.

Senior Retirement Communities, Inc.

/s/ Joanne M. Caldwell-Bayles
By: Joanne M. Caldwell-Bayles
President, CEO, Chairperson of the Board of Directors.