Form 10QSB
period 2002-09-30
SENIOR RETIREMENT COMMUNITIES INC
filed 2002-11-13
CIK 1053649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
               For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ___________________to ____________________

                        Commission file number 333-45419

                       Senior Retirement Communities, Inc.
Louisiana                                                            72-1394159
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 2002. Common shares, par value $.10 per share: 16,588,200

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]




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





                                     Part I

                          Item 1. Financial Statements

                       Senior Retirement Communities, Inc.
                    For the three months and the nine months
                        ended September 30, 2002 and 2001

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


                                        1





                                 W. L. ALBRITTON
                           CERTIFIED PUBLIC ACCOUNTANT
                               1500 Stubbs Avenue
                                Monroe, LA 71201


To the Stockholders
Senior Retirement Communities, Inc.
West Monroe, LA  71291

I have reviewed the accompanying balance sheet of Senior Retirement Communities, Inc. as of September 30, 2002 and 2001, and the related statements of income, retained earnings and cash flows for the nine months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institutes of Certified Public Accountants. All information included in these financial statements is the representation of the management of Senior Retirement Communities, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 4, the Company has suffered continued recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Managements plans in regard to these matters are also described in note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

October 31, 2002


/s/ W.L. Albritton

W. L. Albritton
Certified Public Accountant



                       Senior Retirement Communities, Inc.
                                  Balance Sheet
                               September 30, 2002

                                                                      Sep 30, 02
                                                              ==================
ASSETS
     Current Assets
          Cash on hand and in banks                         $            24,626
          Accounts Receivable                                             1,384
                                                              ------------------
          Total Current Assets                                           26,010
     Property, Plant and Equipment
          Buildings                                                   8,221,491
          Automobiles                                                    13,610
          Furniture and Fixtures                                        174,370
          Land                                                        1,508,820

          Subtotal                                                    9,918,292

          Less: Accumulated depreciation                               (821,924)

          Net Property, Plant and Equipment                           9,096,368

TOTAL ASSETS                                                $         9,122,378
                                                              ==================
LIABILITIES & EQUITY
     Current Liabilities
          Accrued current liabilities and payables          $            87,987
     Long Term Liabilities
          Bonds and bond interest payable                            10,779,458
          Other long term liabilities                                   589,610
          Redeemable preferred stock                                    425,000

     Total Long Term Liabilities                                     11,794,068


     Other Liabilities
          Due to stockholders and affiliates                            230,408
     Total Liabilities                                      $        12,112,464
     Equity
          Common stock, no par value, 90,000,000            $         1,658,820
          shares authorized, 16,588,200 shares
          issued and outstanding
          Retained Earnings                                          (3,959,632)
          Net Income                                                   (689,274)
                                                              ------------------
     Total Equity                                           $        (2,990,086)
                                                              ------------------
TOTAL LIABILITIES & EQUITY                                  $         9,122,378
                                                              ==================

see accompanying notes
                                        2



                       Senior Retirement Communities, Inc.
                               Statement of Income
         For the three months and nine months ended September 30, 2002, and for the three months and nine months ended September 30, 2001



                               Three Months Nine Months Three Months Nine Months Sept 30, 02 Sept 30, 02 Sept 30, 01 Sept 30, 01
                         -------------------------------------------------------

 Revenues                 $     671,360    $1,959,811     $531,546  $ 1,444,743
  Expense
   Accounting Fee                12,000        36,000       12,000       36,000
   Activities                     2,240         8,136        2,682        8,369
   Advertising                        0             0          398        1,917
   Appraisal                          0         3,500            0            0
   Automobile                         0             0        1,045        1,487
   Bank Service Charges             127           332           25          171
   Bond Fees                          0         6,962            0        4,156
   Carpet Cleaning                    0             0           20          530
   CGS-China,Glass Silver expense   210           581           69           83
   Commissions                        0             0            0          221
   Consulting                       391           391        2,500        2,500
   Decorations                    1,020         2,345          683        4,298
   Depreciation Expense          54,690       164,070       54,690      164,070
   Donations                          0            30           20           20
   Dues                             274         2,593           74          506
   Employee Incentives              814         2,998          243        1,915
   Employee Screening             1,118         3,592          903        2,722
   Equipment Rental               2,008         6,461        2,085        6,221
   Fire Drills                       18            95            0            0
   Food Costs                    56,218       172,015       50,425      133,893
   Furniture & Equipment Expense  7,361        13,570        3,858       10,210
   Gloves                         1,500         3,050          959        2,550
   Grease Trap                        0             0          150          975
   Housekeeping                   3,078         9,595        3,489        9,059
   Insurance                     61,678       162,738       21,279       68,954
   Interest Expense             326,590       781,704      267,900      718,327
   Kitchen Supplies                   0             0          934        1,597
   Laundry                          967         3,193          762        2,565
   Lawn Care                      5,863        12,093        5,608       13,309
   Licenses and Permits             414         4,075        1,405        4,337
   Linens                            70           515           50          516
   Management Fees               46,924       137,371       39,102      102,789
   Miscellaneous                      0             0          250          694
   Office Supplies                1,108         4,329        1,569        5,140


   Paper Goods                    1,901         5,587        1,234        3,174
   Payroll Expenses             301,909       831,899      256,593      678,884
   Pest Control                     505         2,206          629        2,478
   Pet Supplies                      67           180          125          476
   Postage and Delivery             802         2,485          814        6,484
   Printing and Reproduction      3,215         9,789        3,570       10,976
   Professional fees                  0             0            0          820
   Promotion                      2,020         5,783        2,870        9,247
   Rental bonus                       0             0          297        1,437
   Repairs                        8,998        23,228       12,062       20,006
   Resident Gifts                    42           324           90          351
   Taxes                          3,085        68,587        5,551       47,631
   Telephone                      5,625        14,644        5,165       13,566
   Training & Education             254         2,153          408        1,076
   Travel & Ent                     797         3,128        1,132        5,611
   Uniforms                         463         1,367          281          696
   Utilities                     41,180       109,192       42,035      118,711
   Van Expense                    6,053        19,568        6,049       18,428
   Waste Removal                  1,313         3,538          995        3,064
   Wellness                         190         1,378          218          531
   Workers Comp                     796         1,715            0            0
Total Expense             $     965,896     2,649,084      815,295    2,253,750
                        -------------------------------------------------------
Net Ordinary Income       $    (294,536)     (689,274)    (283,749)    (809,007)
                        -------------------------------------------------------
Net Income                $    (294,536)     (689,274)    (283,749)    (809,007)
                        =======================================================

Earnings per share        $       (0.02)        (0.04)       (0.02)       (0.05)
see accompanying notes



                       Senior Retirement Communities, Inc.
                         Statement of Retained Earnings For the three months and nine months ended September 30, 2002 and the three months and nine months ended September 30, 2001


                              Three months Nine months Three months Nine months Sept 30, 02 Sept 30, 02 Sept 30, 01 Sept 30, 01
                              --------------------------------------------------
Beginning Retained Earnings  $ (4,354,371)$ (3,959,633)$ (1,226,002)$  (700,744)

    Net income (loss)            (294,536)    (689,274)    (283,749)   (809,007)

    Preferred dividends paid            0            0            0           0
                             ---------------------------------------------------

Ending Retained Earnings     $ (4,648,907) $(4,648,907)$ (1,509,751)$ 1,509,751)

see accompanying notes



                       Senior Retirement Communities, Inc.
                             Statement of Cash Flows For the three months and nine months ended September 30, 2002 and the three months and nine months ended September 30, 2001


                                 Three month Nine month Three month Nine month
                                 Sept 30, 02 Sept 30, 02 Sept 30, 01 Sept 30, 01
                              --------------------------------------------------
Cash flows from operating activities
 Revenues                         671,360    1,959,811      531,546   1,444,743
 Paid to suppliers & employees   (935,905)  (2,614,165)    (813,486) (2,249,933)
                              ----------------------------- --------------------
Net cash provided by
Operating Activities             (264,545)    (654,354)    (281,940)   (805,190)

Cash flows from investing activities
 Purchase equipment               (18,556)     (34,929)      (4,025)    (18,004)
 Building Improvements             (7,508)     (15,692)           0           0
 Depreciation                      54,690      164,070       54,690     164,070
                              --------------------------------------------------
Net cash provided by
Investing Activities               28,627      113,449       50,665     146,066

Cash flows from financing activities
 Increase (Decrease)in
 notes payable                     13,610       13,610            0      19,906
 Accrual of interest on bonds     319,750      743,190      211,722     635,161
 Loans from stockholders
 and affiliates                  (155,131)    (206,385)      48,912     (32,767)
                              --------------------------------------------------
Net cash provided by
Financing Activities              178,229      550,415      260,634     622,300

Net cash increase for period      (57,690)       9,510       29,358     (36,824)
Cash at beginning of period        82,316       15,115        2,413      68,595

Cash at end of period              24,626       24,626       31,771      31,771
                              ==================================================

Reconciliation of net income to net cash provided by operations

Net income (loss)                (294,536)    (689,274)    (283,749)   (809,007)

                                                                      .
Adjustments to reconcile net income to cash provided by operations
 Decrease (increase) in
        accounts receivable         4,581       (5,906)      (6,866)    (10,224)
 Decrease (increase) in
        prepaid expenses           14,995       14,995       (4,079)    (11,229)
 Increase (decrease) in
        resident deposits           4,700       13,000        7,200      28,200
 Increase (decrease) in
        accrued expenses            5,715       12,830        5,554      (2,930)
                               -------------------------------------------------

Net cash provided (used)
        by operations            (264,545)    (652,354)    (281,940)   (805,190)

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

Note 3 - Long-term Debt

Redeemable Preferred Stock

The Preferred Stock issued accrues dividends at the rate of four percent per year for each of the first two years, the six percent per year for the next two years, then at eight percent per year for the final two years. The Preferred Stock is callable at the Companys options and shall be redeemed at the end of the sixth year, if still outstanding. The preferred shareholders have an option to purchase common stock at a twenty percent discount at any time within eight years of the Preferred stock issue dates, if the Company issues additional common stock through a public offering.

Bonds Payable

On June 23, 1998, the Companys issue of $9,000,000 of bonds became effective. These bonds are to become the permanent financing for the projects reflected in this financial statement. As of December 23, 2001, the status of these bonds is as follows:

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

During the third quarter of 2002, the Company incurred $326,590 of interest expense, all of which has been charged to operations.

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

Note 4 - Going concern and subsequent events

As a result of continuing operating losses as a result of not achieving desired occupancy levels, the Company filed a request on February 27, 2001 with Colonial Trust Company, who acts as agent for the bondholders, a request to extend all principal and interest for four years. This request includes amounts which were already past due and amounts which would have become due by February 1, 2002. In accordance with the trust indenture, the request was submitted to the bondholders for a vote on the proposed extension. The votes were due to be returned by March 27, 2001. As of March 27, 2001, bondholders representing $122,250 of bonds out of the total of $8,150,000 bonds outstanding voted to reject the plan. As a result of this vote, the request to postpone certain payments for a period of four years was approved. This proposal is intended to provide the Company additional time to achieve full occupancy which should allow for the future payments to be paid as they become due. Should the Company fail to increase its occupancy levels, additional measures would become necessary for the Company to remain a going concern. As a continuing part of the Companys effort to improve cash flow and provide working capital for its operations, the Company has adopted a plan to refinance the debt on the Ruston facility by selling the facility to a related party who would obtain permanent financing and liquidate the bond debt on that facility. In contemplation of this move, the Company had planned to transfer the operations of the Ruston facility to the related entity effective January 1, 2002. The transfer did not take place as planned. The Company expects the sale to be completed in the fourth quarter of 2002.

Item 2 - Management's Discussions and Analysis of Results of Operations.

Management  is  encouraged  by  progress  being  shown in  occupancy  levels and corresponding financial gains. While occupancy continues to lag behind projection and operating losses continue, management believes the future is good for the company. In the third quarter of the year, operating losses were approximately $10,000 more than the same period last year. However, the losses for the first nine months of 2002 were approximately $120,000 less than the same period in 2001. Revenues were approximately 125 - 135% greater than the same periods in 2001. Major increases in expenses occurred in food costs, management fees (which are based on revenues) and taxes. Large increases occurred in payroll expenses (as a result of increased occupancy requiring more employees) and insurance. As expected, the majority of the increased expenses occurred in variable costs which are a result of increased occupancy. The entire industry was hit with large increases in insurance rates and the expectation is that increases will occur again this year.

The company showed a cash increase for the period as opposed to cash losses for previously reported periods.

Stockholders equity decreased from ($1,509,751) as of September 30, 2001 to ($2,990,086) as of September 30, 2002 due to severe operating losses. Current assets decreased slightly. Liabilities increased approximately $1,269,000, primarily due to accrued interest on bonds payable.

As of September 30, 2002, overall occupancy was at 83%. The occupancy rate comparisons to last year are as follows:

City              Facility     # of Units     Sept 30, 2002       Sept 30, 2001

Bossier City      Arbor           36               100%                  94%
                  Terrace         24                83%                  46%
Shreveport        Terrace         24                83%                  92%
Ruston            Arbor           37                76%                  79%
                  Terrace         15                60%                  47%

Improvement has been made in the occupancy levels over the same period as last year, especially in the Bossier and Ruston Terraces. Due the age of the population we serve, maintaining occupancy levels in a competitive market is a challenge. However, it is a challenge we are meeting and working with. It is believed that occupancy will reach stabilized levels by the end of this year.

As discussed in Note 4 to the financial statements, the operations of the Ruston facility were to be transferred to a related entity on January 1, 2002 in anticipation of a sale to occur later this year.

The transfer did not take place. Management believes the transfer will be completed by the end of 2002. This related entity will obtain permanent financing to pay off the bond debt on the Ruston facility. Management believes this move will free up operating cash for the Company and allow streamlined operation of the Shreveport and Bossier City facilities.

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

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

Not applicable



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 13th day of November, 2002 in the City of West Monroe, State of Louisiana.

Senior Retirement Communities, Inc.

/s/ Joanne M. Caldwell-Bayles

By: Joanne M. Caldwell-Bayles
President, CEO, Chairperson of the Board of Directors.



